Form 10-K
period 2013-12-31
Halton Universal Brands Inc.
filed 2014-02-14
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-192156

HALTON UNIVERSAL BRANDS INC.
( Exact name of registrant as specified in its charter)

Nevada	46-1204713
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

7473 W. Lake Mead Blvd, Suite 100, Las Vegas, Nevada	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 224-2286

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                                                   Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                              Yes [ x ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                    Yes [ x ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of February 13, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $0 as no shares were held by non-affiliates. As of February 13, 2014, the registrant had 4,000,000 shares of Common Stock outstanding held by the registrant’s directors.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws and Subscription Agreement are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.

HALTON UNIVERSAL BRANDS  INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Halton Universal Brands” mean Halton Universal Brands Inc. unless otherwise indicated.

Item 1.    BUSINESS

Our Business

Halton Universal Brands Inc. is a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. We focus on natural food products, specialty food products and mass market grocery items that are manufactured in North America and seek new market penetration in Eastern European countries. We offer services that fall into three major categories: strategic management consulting, sales brokerage, and marketing. Our main areas of focus have been in the grocery, specialty food and health supplement channels, serving manufacturers and distributors. By providing a comprehensive range of services for our manufacturer clients, we can maximize the efficiency of new product launches, line expansions and promotional efforts for products already on the market.

Our current services include:

Brand Consultancy

We perform a comprehensive evaluation of the brand in question and present a brand plan report to the client, outlining strategic steps that need to be taken when introducing the product into the target market. For products already on the market, we can evaluate brand recognition, current marketing efforts, as well as gauge reception of the product by distributors, brokers and buyers who we are in contact with. The brand audit is essential to our process of successful introduction of new products into the market. We charge an hourly rate for the brand audit report preparation, or a flat-rate fee negotiated in advance with the client. As well as a standalone one-off service, we also offer brand consultancy on an on-going basis as part of our marketing services to clients.

Marketing Services

We provide ongoing marketing services to our customers, which include both strategy and execution elements. We work closely within set brand positioning targets for each product, including messaging, price point and overall impression. Our marketing services include: point-of-sale display design, printing, assembling and delivery on site; sell sheet design, printing and distribution; trade show and consumer show research, booth design consulting, assistance with staffing, coordination; both short-term and long-term promotion planning with profit targets and distributor targets in mind; labeling requirement research and consulting; market research and consulting on price point, new product introduction strategy. Our marketing services are charged on an hourly basis.

Sales Brokerage Services

If the client chooses to retain us as their sales broker of record for the target market, we provide a full-range sales brokerage service package. We represent the clients' products in the target market, calling on distributor and store buyer contacts, advising on promotions, conducting store checks, representing the products at sales road shows and trade shows. Brokerage services are usually charged based on a negotiated monthly fee until sales reach a certain quarterly target, after which, we charge a fee based on percentage of total sales conducted by us.

Consulting Services

We provide consulting services in two areas: new product development and distribution strategy. New product development services are offered to manufacturers whose products are still in the development stages, or who are developing new products for a particular target market, whether geographical or socioeconomic. We consult on product strategy, package design, sourcing of suppliers and raw materials, assistance with regulatory compliance and product launch strategy. We also consult for clients who require help with their distribution strategy, advising on streamlining the supply chain, effective inventory management, product promotions and selection of promotional materials, carton design and labeling and maintaining relationships with buyers through efficient reporting.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have two employees, the Company’s officers, Elena Shmarihina, our President and Chief Executive Officer and Alexander Averchenko, our Chief Financial Officer, Treasurer and Secretary.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Halton Universal Brands Inc.  is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Halton Universal Brands  is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Halton Universal Brands  has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Halton Universal Brands  is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "EXCHANGE ACT").

For so long as Halton Universal Brands  remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. Halton Universal Brands cannot predict if investors will find its shares of common stock less attractive because Halton Universal Brands will rely on some or all of these exemptions. If some investors find Halton Universal Brands’ shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If Halton Universal Brands avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Halton Universal Brands and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Halton Universal Brands meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

· have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

· comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

· submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

· disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Halton Universal Brands is choosing to "opt out" of such extended transition period, and as a result, Halton Universal Brands will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal.

However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The market for our brand consulting and marketing services is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and an established client base. These competitors may be able to adapt more quickly to new or emerging product development and marketing technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sales of their services than we can, or may adopt more aggressive pricing policies. If we fail to compete successfully against our competitors, our revenue could decline and our business could be harmed.

Our auditors have issued a going concern opinion, meaning there is substantial uncertainty whether we will continue operations.

Our auditors have issued a going concern opinion in their report dated February 13, 2014. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. We have generated $19,800 in revenue for the year ended December 31, 2013 (December 31, 2012: $12,482). Further, we posted net loss of $29,825 for the year ended December 31, 2013 (December 31, 2012: $6,409). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans for our continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on October 22, 2010, have generated $32,282, in revenues and incurred $38,914 in operating losses since Inception.  As of December 31, 2013, we had deficit accumulated during the development stage of $(38,914). We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

Our business relies on our ability to attract new customers. If we are unable to attract new customers, our business will fail.

Our future growth is dependent on our ability to attract new customers and our ability to sell additional services to our existing customers. We rely on online marketing and referrals from existing customers and other business associates to attract new customers. We will also rely on selling additional services to our new or existing clients for additional revenue. If we are unable to attract new customers or sell additional services to our existing customers, our revenue will likely decline and our business will fail.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported upon in our second annual report on form 10-K.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K. In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

The loss of the services of our key employees, particularly the services rendered by Elena Shmarihina, our President and Chief Executive Officer and Alexander Averchenko our Chief Financial Officer and Secretary, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Elena Shmarihina, Our President and Chief Executive Officer and Alexander Averchenko our Chief Financial Officer, Treasurer and Secretary. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mrs. Shmarihina and Mr. Averchenko lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities that they may encounter, between our operations and those of other businesses.

Currently, Elena Shmarihina, our President, and Director and Alexander Averchenko our Treasurer, Chief Financial Officer and Director each commit between 20% and 25% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty.

They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investments, business or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Directors is comprised of two individuals, both of whom are also our executive officers. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as  a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

None of the members of our Board of Directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Our officers and directors live outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, since Mrs. Shmarihina and Mr. Averchenko, our officers and directors, reside outside the United States, substantially all or a portion of their assets are located outside the United States.  As a result, it may not be possible for investors to:

•	effect service of process within the United States against your non-U.S. resident officers or directors;

•	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;

•	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and

•	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

We do not intend to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Halton Universal Brands Inc. will need to come through appreciation of the stock’s price.

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  We have not engaged an underwriter for this Offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

                  -   variations in our quarterly operating results;

                  -   changes in general economic conditions;

                  -    loss of a major customer, partner or joint venture participant; and

                  -    the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The company is subject to the 15(D) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as a fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934. Pursuant to Section 15(d), we will be required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, once this registration statement is declared effective, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

 If our common stock is accepted for quotation on the OTC Bulletin Board, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

                 -   that a broker or dealer approve a person's account for transactions in penny stocks; and

                 -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

                   -   obtain financial information and investment experience objectives of the person; and

 -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has  sufficient knowledge and experience in financial matters to be capable of evaluating the risks of  transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  -   sets forth the basis on which the broker or dealer made the suitability determination; and

 -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.

Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.        PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  As of February 13, 2014 we have not taken any steps to enable our common stock to be quoted and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.

Holders.

As of February 13, 2014, there were 2 record holders (our directors) of 4,000,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

We completed an offering of 4,000,000 shares of our common stock at a price of $0.001 per share to our Directors Alexander Averchenko (2,000,000) and Elena Shmarihina (2,000,000) in December of 2012 and September of 2013 respectively.  The total amount received from this Offering was $4,000.  We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.

 For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;  (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2013 and 2012.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue, cost of sales and gross profit

We generate revenue from consulting services. Our gross revenue from consulting services related to marketing strategy for new products in development, pricing point consultation and brand positioning on the market for the year ended December 31, 2013, was $19,800, compared to $12,482 for the year ended December 31, 2012. The increase in revenues was attributable to the increased number of projects completed during our fiscal 2013. Our cost of revenues for the year ended December 31, 2013, was $8,500 (December 31, 2012: $8,000) resulting in a gross profit of $11,300 (December 31, 2012: $4,482).

Operating Costs and Expenses

The major components of our operating expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase (Decrease) ($)

General and administrative	$ 26,725	$ 5,091	21,634
Compensation - officer	8,800	800	8,000
Professional fees	5,600	5,000	600
	$ 41,125	$ 10,891

The increase in our operating costs in our fiscal 2013, compared to our fiscal 2012, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation of our Registration Statement. General and administrative expenses of $26,725 represent consulting fees of $19,000 (December 31, 2012: $2,000), travel expenses of $2,718 (December 31, 2012: $831), office rent of $2,057 (December 31, 2012: $1,418), miscellaneous office expenses of $593 (December 31, 2012: $705), filing fees of $2,280 (December 31, 2012: $125) and bank charges of $77 (December 31, 2012: $12).

The President of the Company provides management consulting services to the Company. During the year ended December 31, 2013, management consulting services of $4,000 were charged to operations. In addition, during the year ended December 31, 2013, the Company incurred $5,000 in consulting services with our former President and Chief Executive Officer. This amount was recognized as cost of revenues as directly related to sales. The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended December 31, 2013, consulting services of $4,800 (December 31, 2012: $800) were charged to operations.

During the period from September 1, 2012 to December 31, 2012 the company's former President provided consulting services to the Company as per an unwritten arrangement with the Company at $2,500 per month. These services were recognized as follows: $2,000 were charged to operations and $8,000 recognized in cost of revenues as directly related to sales.

As at December 31, 2013 and 2012 the Company owed its directors and officers $9,600 and $12,880 respectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company. On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2013	As of December 31, 2012

Current Assets	$4,718	$15,856
Current Liabilities	$(27,552)	$(22,945)
Working Capital Deficiency	$(22,834)	$(7,089)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Cash provided by (used in) operating activities	$(14,585)	$13,791
Cash used in investing activities	$-	$-
Cash provided by financing activities	$2,000	$2,000
Net increase (decrease) in cash	$(12,585)	$15,791

We have generated revenues of $19,800 and $12,482 for the years ended December 31, 2013 and 2012 respectively. In addition to cash received from consulting services, we received proceeds totaling $4,000 from the issuance of 4,000,000 shares of common stock at $0.001 per share during the years ended December 31, 2013 and 2012. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We believe that our cash generated from operations and cash on hand will provide sufficient capital to fund our operations and meet our cash needs on a short term and long term basis for the next twelve months. In addition, we intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $14,585 for the year ended December 31, 2013 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $1,447, in accounts payable and accrued liabilities of $7,887 and in amounts due to related party of $8,800. The increase in prepaid expenses was due to a retainer that was paid in connection with filing of our Registration Statement. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the year ended December 31, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of December 31, 2013.

Our net cash generated by operating activities of $13,791 for the year ended December 31, 2012 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $65, in accounts payable and accrued liabilities of $8,065 and in amounts due to related party of $12,200. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the year ended December 31, 2012 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of December 31, 2012.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the years ended December 31, 2013 and 2012.

Cash Flows from Financing Activities

During the year ended December 31, 2012 the Company sold 2,000,000 shares of common stock at par to the Company Director for $2,000 in cash. During the year ended December 31, 2013 the Company sold additional 2,000,000 shares of common stock at par to another Director of the Company for $2,000 in cash.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. bank loan, line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.   If we are unable to generate profits sufficient to cover our operating costs or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

Future Financings

Subsequent to December 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. We expect to complete our offering within six months from the effective date of our registration statement. As of the date of this annual report no shares of common stock was sold pursuant to this registration statement. We do not have any other arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Halton Universal Brands Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

The Period from Inception (October 22, 2010) to December 31, 2013

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Halton Universal Brands Inc.

793 Center Street, Suite 479

Lewiston, NY 14092-1705

We have audited the accompanying balance sheets of Halton Universal Brands Inc. (a development stage company) as of December, 31 2013 and 2012 and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended and the period from Inception (October  22, 2010) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halton Universal Brands Inc. as December, 31 2013 and 2012 and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended and the period from Inception (October 22, 2010) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (October 22, 2010) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado

February 13, 2014

BALANCE SHEETS HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY) (AUDITED)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$ 3,206	$ 15,791
Prepaid expenses	1,512	65
Total current assets	4,718	15,856

Total Assets	$ 4,718	$ 15,856

LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 17,952	$ 10,065
Accounts payable - related parties	9,600	12,880
Total current liabilities	27,552	22,945

Total Liabilities	27,552	22,945

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,000,000 and 2,000,000 shares issued and outstanding as of December 31, 2013 and 2012 respectively	4,000	2,000
Additional paid-in capital	12,080	-
Deficit accumulated during the development stage	(38,914)	(9,089)
Total stockholders' (deficit)	(22,834)	(7,089)

Total Liabilities and Stockholder's (Deficit)	$ 4,718	$ 15,856

See Accompanying Notes to Financial Statements

HALTON UNIVERSAL BRANDS INC. STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY) (AUDITED)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative From Inception (October 22, 2010) Through December 31, 2013
Revenue earned during the development stage	$ 19,800	$ 12,482	$ 32,282
Cost of revenue	8,500	8,000	16,500
Gross profit	11,300	4,482	15,782

Operating Expenses:
Compensation - officers	8,800	800	9,600
General and administrative	26,725	5,091	32,496
Professional fees	5,600	5,000	12,600
Total operating expenses	41,125	10,891	54,696

Income (Loss) from Operations	(29,825)	(6,409)	(38,914)

Income tax provision	-	-	-

Net Loss	$ (29,825)	$ (6,409)	$ (38,914)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ (0.01)	$ (0.39)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,504,110	16,438

See Accompanying Notes to Financial Statements

HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) THROUGH DECEMBER 31, 2013 (AUDITED)
Description	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - October 22, 2010	-	$ -	$ -	$ -	$ -
Net loss	-	-	-	(1,680)	(1,680)
Balance - December 31, 2010	-	-	-	(1,680)	(1,680)
Net loss	-	-	-	(1,000)	(1,000)
Balance - December 31, 2011	-	-	-	(2,680)	(2,680)
Common stock issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	(6,409)	(6,409)
Balance - December 31, 2012	2,000,000	2,000	-	(9,089)	(7,089)
Common stock issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Forgiveness of amounts due to related party	-	-	12,080	-	12,080
Net loss	-	-	-	(29,825)	(29,825)
Balance - December 31, 2013	4,000,000	$ 4,000	$ 12,080	$ (38,914)	$ (22,834)

See Accompanying Notes to Financial Statements

HALTON UNIVERSAL BRANDS INC. STATEMENTS OF CASH FLOWS (A DEVELOPMENT STAGE COMPANY) (AUDITED)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative From Inception (October 22, 2010) Through December 31, 2013
Operating Activities:
Net Loss	$ (29,825)	$ (6,409)	$ (38,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities-
Prepaid expenses	(1,447)	(65)	(1,512)
Accounts payable and accrued liabilities	7,887	8,065	17,952
Accounts payable - related party	8,800	12,200	21,680
Net Cash Provided by (Used in) Operating Activities	(14,585)	13,791	(794)

Investing Activities:	-	-	-

Financing Activities:
Proceeds from issuance of common stock	2,000	2,000	4,000
Net Cash Provided by Financing Activities	2,000	2,000	4,000

Net Change in Cash	(12,585)	15,791	3,206

Cash - Beginning of Period	15,791	-	-

Cash - End of Period	$ 3,206	$ 15,791	$ 3,206

Non-cash Financing and Investing Activities:
Forgiveness of amounts due to related party	$ 12,080	$ -	$ -

See Accompanying Notes to Financial Statements

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 – organization and operations

Halton Universal Brands Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 22, 2010.  The Company is a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services for manufacturers of grocery, specialty food and health supplements.

Note 2 – summary of significant accounting policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (October 22, 2010) have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2013 and 2012.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares issued or outstanding during the fiscal years ended December 31, 2013 and 2012.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and 2012 a net loss for the period from October 22, 2010 (Inception) through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.

Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

Note 4 – related party transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended December 31, 2013 and 2012 were as follows:

	For the Fiscal Year Ended December 31, 2013	For the Fiscal Year Ended December 31, 2012

President, Chief Executive Officer	$4,000	$-
Former President, Chief Executive Officer	5,000	11,400
Chief Financial Officer, Secretary and Treasurer	4,800	800

	$13,800	$12,200

During the year ended December 31, 2013, $5,000 of these related party consulting services was recognized in cost of revenues and $8,800 in officers’ compensation within operating expenses. During the year ended December 31, 2012 $8,000 of these related party consulting services was recognized in cost of revenues, $800 in officers’ compensation and $3,400 in general and administrative expenses within operating expenses.

Accounts Payable – Related Parties

As at December 31, 2013 and 2012 the Company owed its directors and officers $9,600 and $12,880 respectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company.

Forgiveness of Advances and Accrued Compensation from Former Officer

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

Note 5 – stockholders’ deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On December 28, 2012, the Company sold 2,000,000 shares of its common stock at par to one of the directors for $2,000 in cash.

On September 30, 2013, the Company sold 2,000,000 shares of its common stock at par to the other director for $2,000 in cash.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

Note 6 – income tax

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $38,914 that may be offset against future taxable income through 2030 - 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,837, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Components of deferred tax assets at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$5,837	$1,363
Less valuation allowance	(5,837)	(1,363)

Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,474 and $961 for the fiscal years ended December 31, 2013 and 2012 respectively.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended December 31, 2013	For the Fiscal Year Ended December 31, 2012

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.0%

Note 7 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on February 13, 2014 to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2013 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Elena Shmarihina	President, Chief Executive Officer, and Director
Alexander Averchenko	Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Elena Shmarihina.  Mrs. Elena Shmarihina has served as the President, Chief Executive Officer of Halton Universal Brands since February of 2013. Elena Shmarihina studied Economics and International Trade and throughout her career worked as sales and marketing manager. She was responsible for directing, supervising and developing a sales team in order to meet or exceed sales goals for several food manufacturers. She managed marketing programs, collateral material production, and ensuring that product labeling is compliant with labeling regulations. She was involved in regulatory evaluation and testing for new product lines to ensure that they are complaint with government regulations from nutrition labeling. She has years of proven sales management experience in the food distribution industry as well as marketing experience, with knowledge of direct marketing and social media marketing techniques.

For the past five years, Mrs. Shmarihina managed her own consultancy company, Gourmet Food Consult. Gourmet Food Consult provides brokerage services to specialty food companies in Russia. Mrs. Shmarihina acts as broker of record for Gourmet Food Consult's clients, representing them to buyers. Currently Mrs. Shmarihina also works for Baccarat Chocolatier in Moscow, Russia. She is responsible for launching this brand in the Moscow region and providing product-specific marketing support to the brand’s sales team, including development and ongoing maintenance of direct marketing collateral.

Alexander Averchenko. Mr. Averchenko holds a Master Degree in Business Administration and was involved in food brokerage and distribution for over 20 years. He worked with many national and international food manufacturers over the course of his career as a food broker. He had developed strong relationships with senior buyers of many grocery chains and independent grocery stores. He was also involved in distribution of wine and spirits throughout Siberian and Eastern regions of Russia. Mr. Averchenko was responsible for expansion of sales territories, signing contracts with agent and local distributors, contract management and customer service. He worked in a management capacity with a team of sales professionals. For the past five years, Mr. Averchenko has been working for a private food brokerage company, OOO Phoenix Foods. OOO Phoenix Foods is a food and health product brokerage firm and Mr. Averchenko works as a sales representative and broker of record for the company's clients.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Elena Shmarihina	2013	0	0	0	0	0	0	4,000	4,000
President, CEO	2012	0	0	0	0	0	0	0	0

Alexander Averchenko	2013	0	0	0	0	0	0	4,800	4,800
CFO, Treasurer, Secretary	2012	0	0	0	0	0	0	800	800

Ekaterina Popoff	2013	0	0	0	0	0	0	0	0
Former President, CEO	2012	0	0	0	0	0	0	11,400	11,400

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2013 and 2012.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended December 31, 2013 and 2012.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2013.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Elena Shmarihina Chief Executive Officer, President	—	—	—	—	—	—	—	—	—
Alexander Averchenko Chief Financial Officer, Treasurer	—	—	—	—	—	—	—	—	—
Secretary

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2013: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2013 there were 4,000,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Elena Shmarihina, CEO, President and Director	2,000,000	50

Common	Alexander Averchenko, CFO, Treasurer, Secretary and Director	2,000,000	50

Common	All executive officers and directors as a group (2 persons)	4,000,000	100

(1)     Applicable percentage of ownership is based on 4,000,000 shares of common stock outstanding on December 31, 2013.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2013 there were 4,000,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers and cost of revenues for the fiscal years ended December 31, 2013 and 2012 were as follows:

	For the Fiscal Year Ended December 31, 2013	For the Fiscal Year Ended December 31, 2012

President, Chief Executive Officer	$4,000	$-
Former President, Chief Executive Officer	5,000	11,400
Chief Financial Officer, Secretary and Treasurer	4,800	800

	$13,800	$12,200

During the year ended December 31, 2013, $5,000 of these related party consulting services was recognized in cost of revenues and $8,800 in officers’ compensation within operating expenses. During the year ended December 31, 2012 $8,000 of these related party consulting services was recognized in cost of revenues, $800 in officers’ compensation and $3,400 in general and administrative expenses within operating expenses.

Accounts Payable – Related Parties

As at December 31, 2013 and 2012 the Company owed its directors and officers $9,600 and $12,880 respectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company.

Forgiveness of Advances and Accrued Compensation from Former Officer

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Elena Shmarihina, is also our chief executive officer; our director Alexander Averchenko is also our chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013, and 2012, we engaged Cutler & Co, LLC, as our independent auditor.  For the years ended December 31, 2013, and 2012, we incurred fees as discussed below:

Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit fees	$3,500	$2,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER      DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2014

HALTON UNIVERSAL BRANDS INC.

By:	/s/ Elena Shmarihina
Elena Shmarihina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Halton Universal Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Shmarihina	President, C.E.O. and Director	February 13, 2014
Elena Shmarihina
/s/ Alexander Averchenko	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	February 13, 2014
Alexander Averchenko