Form 10-Q
period 2014-03-31
Halton Universal Brands Inc.
filed 2014-05-15
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-192156

Halton Universal Brands Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-1204713
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7473 W. Lake Mead Blvd. Suite 100 Las Vegas, Nevada	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (702) 224-2286

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2014
Common Stock, $0.001 par value	7,220,000

HALTON UNIVERSAL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Halton Universal Brands Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

The Period from Inception (October 22, 2010) to March 31, 2014

(Unaudited)

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at March 31, 2014 and December 31, 2013	F-1

Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from October 22, 2010 (Inception) through March 31, 2014	F-2

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from October 22, 2010 (Inception) through March 31, 2014	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and the Period from October 22, 2010 (Inception) through March 31, 2014	F-4

Notes to the Unaudited Financial Statements	F-5

CONDENSED BALANCE SHEETS HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 27,826	$ 3,206
Prepaid expenses	88	1,512
Total current assets	27,914	4,718

Total Assets	$ 27,914	$ 4,718

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 18,568	$ 17,952
Accounts payable - related parties	12,000	9,600
Total current liabilities	30,568	27,552
Total Liabilities	30,568	27,552

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 7,220,000 and 4,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	7,220	4,000
Additional paid-in capital	41,060	12,080
Deficit accumulated during the development stage	(50,934)	(38,914)
Total stockholders' deficit	(2,654)	(22,834)

Total Liabilities and Stockholder's Deficit	$ 27,914	$ 4,718

See Accompanying Notes to Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative From Inception (October 22, 2010) Through March 31, 2014
Revenue earned during the development stage	$ 4,200	$ 7,800	$ 36,482
Cost of revenue	960	6,000	17,460
Gross profit	3,240	1,800	19,022

Operating Expenses:
Compensation - officers	1,440	1,600	11,040
General and administrative	13,820	4,379	46,316
Professional fees	-	-	12,600
Total operating expenses	15,260	5,979	69,956

Loss from Operations	(12,020)	(4,179)	(50,934)

Income tax provision	-	-	-

Net Loss	$ (12,020)	$ (4,179)	$ (50,934)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,332,164	2,000,000

*Denotes a loss less than ($0.01) per share

See Accompanying Notes to Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER  22, 2010)

THROUGH MARCH 31, 2014

(Unaudited)

Description	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - October 22, 2010 - audited	-	$ -	$ -	$ -	$ -
Net loss	-	-	-	(1,680)	(1,680)
Balance - December 31, 2010 - audited	-	-	-	(1,680)	(1,680)
Net loss	-	-	-	(1,000)	(1,000)
Balance - December 31, 2011	-	-	-	(2,680)	(2,680)
Common stock issued for cash on December 28, 2012 at $0.001 per share	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	(6,409)	(6,409)
Balance - December 31, 2012 - audited	2,000,000	2,000	-	(9,089)	(7,089)
Common stock issued for cash on September 30, 2013 at $0.001 per share	2,000,000	2,000	-	-	2,000
Forgiveness of amounts due to related party December 1, 2013	-	-	12,080	-	12,080
Net loss	-	-	-	(29,825)	(29,825)
Balance – December 31, 2013 - audited	4,000,000	4,000	12,080	(38,914)	(22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	32,200
Net loss	-	-	-	(12,020)	(12,020)
Balance - March 31, 2014 - unaudited	7,220,000	$ 7,220	$ 41,060	$ (50,934)	$ (2,654)

See Accompanying Notes to Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF CASH FLOWS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative From Inception (October 22, 2010) Through March 31, 2014
Operating Activities:
Net Loss	$ (12,020)	$ (4,179)	$ (50,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities-
Accounts receivable	-	(4,800)	-
Prepaid expenses	1,424	(3,435)	(88)
Accounts payable and accrued liabilities	616	2,814	18,568
Accounts payable - related party	2,400	1,600	24,080
Net Cash Provided by (Used in) Operating Activities	(7,580)	(8,000)	(8,374)

Investing Activities:	-	-	-

Financing Activities:
Proceeds from sale of common stock	32,200	-	36,200
Net Cash Provided by Financing Activities	32,200	-	36,200

Net Change in Cash	24,620	(8,000)	27,826

Cash - Beginning of Period	3,206	15,791	-

Cash - End of Period	$ 27,826	$ 7,791	$ 27,826

Non-cash Financing and Investing Activities:
Forgiveness of amounts due to related party	$ -	$ -	$ 12,080

See Accompanying Notes to Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – organization and operations

Halton Universal Brands Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 22, 2010 (“Inception”).  The Company is a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services for manufacturers of grocery, specialty food and health supplements.

Note 2 – summary of significant accounting policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission and declared effective on February 14, 2014.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2014 and 2013.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

There were no potentially dilutive debt or equity instruments issued or outstanding during the three month periods ended March 31, 2014 and 2013.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three months ending March 2014 and 2013.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014 and 2013 a net loss for the period from October 22, 2010 (Inception) through March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Note 4 – related party transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

President, Chief Executive Officer	$1,200	$400
Former President, Chief Executive Officer	-	5,000
Chief Financial Officer, Secretary and Treasurer	1,200	1,200

	$2,400	$6,600

During the three months ended March 31, 2014, $960 of these related party consulting services was recognized in cost of revenues and $1,440 in officers’ compensation within operating expenses. During the three months ended March 31, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $1,600 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As at March 31, 2014 and December 31, 2013 the Company owed its directors and officers $12,000 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO MARCH 31, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

On September 30, 2013, the Company sold 2,000,000 shares of its common stock at par to the other director for $2,000 in cash.

During the three months ended March 31, 2014, the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200.

Note 6 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on May 13, 2014 to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Halton Universal Brands Inc. is a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. We focus on natural food products, specialty food products and mass market grocery items that are manufactured in North America and seek new market penetration in Eastern  Europe. We offer services that fall into three major categories: strategic management consulting, sales brokerage, and marketing. Our main areas of focus have been in the grocery, specialty food and health supplement channels, serving manufacturers and distributors. By providing a comprehensive range of services for our manufacturer clients, we can maximize the efficiency of new product launches, line expansions and promotional efforts for products already on the market.

Our current services include:

Brand Consultancy

We perform a comprehensive evaluation of the brand in question and present a brand plan report to the client, outlining strategic steps that need to be taken when introducing the product into the target market. For products already on the market, we can evaluate brand recognition, current marketing efforts, as well as gauge reception of the product by distributors, brokers and buyers that we are in contact with. The brand audit is essential to our process of successful introduction of new products into the market. We charge an hourly rate for the brand audit report preparation, or a flat-rate fee negotiated in advance with the client. As well as a standalone one-off service, we also offer brand consultancy on an on-going basis, as part of our marketing services to clients.

Marketing Services

We provide ongoing marketing services to our customers, which include both strategy and execution elements. We work closely within set brand positioning targets for each product, including messaging, price point and overall impression. Our marketing services include: point-of-sale display design, printing, assembling and delivery on site; sell sheet design, printing and distribution; trade show and consumer show research, booth design consulting, assistance with staffing and trade show coordination; short-term and long-term promotion planning with profit targets and distributor targets in mind; labeling requirement research and consulting; market research and consulting on price point, and new product introduction strategy. Our marketing services are charged on an hourly basis.

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

Results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenue, cost of sales and gross profit

We generate revenue from consulting services. Our gross revenue from consulting services related to marketing strategy for new products pricing point consultation and brand positioning on the market for the three months ended March 31, 2014, was $4,200, compared to $7,800 for the three months ended March 31, 2013. Our cost of revenues for the three months ended March 31, 2014, was $960 (March 31, 2013: $6,000) resulting in a gross profit of $3,240 (March 31, 2013: $1,800).

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (Decrease) $

Officer compensation	$ 1,440	$ 1,600	(160)
General and administrative	13,820	4,379	9,441
Professional fees	-	-	-
	$ 15,260	$ 5,979

The increase in our operating costs for the three months ended March 31, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation and filing of our Registration Statement. General and administrative expenses of $13,820 incurred during the three months ended March 31, 2014 consisted of filing fees of $3,270, transfer agent fees of $10,000, office rent of $534 and bank charges of $16. General and administrative expenses of $4,379 incurred during the three months ended March 31, 2013 consisted of office rent of $559, travel expenses of $2,320 and consulting fees of $1,500.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

President, Chief Executive Officer	$1,200	$400
Former President, Chief Executive Officer	-	5,000
Chief Financial Officer, Secretary and Treasurer	1,200	1,200

	$2,400	$6,600

During the three months ended March 31, 2014, $960 of these related party consulting services was recognized in cost of revenues and $1,440 in officers’ compensation within operating expenses. During the three months ended March 31, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $1,600 in officers’ compensation within operating expenses.

As at March 31, 2014 and December 31, 2013 the Company owed its directors and officers $12,000 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

Liquidity and Capital Resources

Working Capital	March 31, 2014	December 31, 2013
Current Assets	$27,914	$4,718
Current Liabilities	$(30,568)	$(27,552)
Working Capital Deficiency	$(2,654)	$(22,834)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash provided by (used in) operating activities	$(7,580)	$(8,000)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$32,200	$-
Net increase (decrease) in cash	$24,620	$(8,000)

We have generated revenues of $4,200 during the three months ended March 31, 2013 and $7,800 during the same period in our fiscal 2013. In addition to cash received from consulting services, during the three months ended March 31, 2014 we received proceeds of $32,200 from sale of our common stock at $0.01 per share. No shares were sold during the three months ended March 31, 2013. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by expanding our client base. There is no guarantee that new clients will sign up for one or more of our services.

Cash Flows from Operating Activities

The major uses of our operating cash include funding general operating expenses (marketing, travel, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $7,580 for the three months ended March 31, 2014 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in accounts payable and accrued liabilities of $616 and in amounts due to related party of $2,400. In addition, we incurred a decrease in prepaid expenses of $1,424. The decrease in prepaid expenses was due to filing fees that were paid in connection with filing of our Registration Statement and our Annual Report on the Form 10-K during the three months ended March 31, 2014. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended March 31, 2014 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of March 31, 2014.

Our net cash used by operating activities of $8,000 for the three months ended March 31, 2013 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $3,435, in accounts payable and accrued liabilities of $2,814 and in amounts due to related party of $1,600 and a decrease in accounts receivable of $4,800. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended March 31, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of March 31, 2013. The increase in prepaid expenses was a net result of changes in prepaid filing fees and office rent.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three months ended March 31, 2014 and 2013.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the three months ended March 31, 2014 the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200 pursuant to this Registration Statement.

No cash was generated or used by financing activities during the three months ended March 31, 2013.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Our common stock has been quoted on the OTC Bulletin Board effective May 13, 2014, under the symbol “HNVB”.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER        DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
4.0	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

20
EXHIBIT NUMBER	DESCRIPTION

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: May 14, 2014

HALTON UNIVERSAL BRANDS INC.

By:	/s/ Elena Shmarihina
Elena Shmarihina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Halton Universal Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Shmarihina	President, C.E.O. and Director	May 14, 2014
Elena Shmarihina
/s/ Alexander Averchenko	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 14, 2014
Alexander Averchenko