Form 10-Q
period 2014-06-30
Halton Universal Brands Inc.
filed 2014-08-05
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 05, 2014
Common Stock, $0.001 par value	7,220,000

HALTON UNIVERSAL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Halton Universal Brands Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2014 and 2013 and

The Period from Inception (October 22, 2010) to June 30, 2014

(Unaudited)

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at June 30, 2014 and December 31, 2013	F-1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and for the Period from October 22, 2010 (Inception) through June 30, 2014	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the Period from October 22, 2010 (Inception) through June 30, 2014	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and the Period from October 22, 2010 (Inception) through June 30, 2014	F-4

Notes to the Condensed Unaudited Financial Statements	F-5

CONDENSED BALANCE SHEETS HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 10,108	$ 3,206
Accounts receivable	4,100	-
Prepaid expenses	1,523	1,512
Total current assets	15,731	4,718
Total Assets	$ 15,731	$ 4,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 14,319	$ 17,952
Accounts payable - related parties	14,400	9,600
Total current liabilities	28,719	27,552
Total Liabilities	28,719	27,552

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 7,220,000 and 4,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	7,220	4,000
Additional paid-in capital	41,060	12,080
Deficit accumulated during the development stage	(61,268)	(38,914)
Total stockholders' deficit	(12,988)	(22,834)
Total Liabilities and Stockholders’ Deficit	$ 15,731	$ 4,718

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Cumulative From Inception (October 22, 2010) Through June 30, 2014
Revenue earned during the development stage	$ 13,100	$ -	$ 17,300	$ 7,800	$ 49,582
Cost of revenue	960	-	1,920	6,000	18,420
Gross profit	12,140	-	15,380	1,800	31,162

Operating Expenses:
Compensation - officers	1,440	2,400	2,880	4,000	12,480
General and administrative	8,734	8,527	22,554	12,906	55,050
Professional fees	12,300	-	12,300	-	24,900
Total operating expenses	22,474	10,927	37,734	16,906	92,430
Loss from Operations	(10,334)	(10,927)	(22,354)	(15,106)	(61,268)

Income tax provision	-	-	-	-	-
Net Loss	$ (10,334)	$ (10,927)	$ (22,354)	$ (15,106)	$ (61,268)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,220,000	2,000,000	6,288,729	2,000,000

*Denotes a loss less than ($0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) THROUGH JUNE 30, 2014
Description	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - October 22, 2010 - audited	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,680)	(1,680)
Balance - December 31, 2010 - audited	-	-	-	(1,680)	(1,680)
Net loss for the year	-	-	-	(1,000)	(1,000)
Balance - December 31, 2011	-	-	-	(2,680)	(2,680)
Common stock issued for cash on December 28, 2012 at $0.001 per share	2,000,000	2,000	-	-	2,000
Net loss for the year	-	-	-	(6,409)	(6,409)
Balance - December 31, 2012 - audited	2,000,000	2,000	-	(9,089)	(7,089)
Common stock issued for cash on September 30, 2013 at $0.001 per share	2,000,000	2,000	-	-	2,000
Forgiveness of amounts due to related party December 1, 2013	-	-	12,080	-	12,080
Net loss for the year	-	-	-	(29,825)	(29,825)
Balance – December 31, 2013 - audited	4,000,000	4,000	12,080	(38,914)	(22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	32,200
Net loss for the period	-	-	-	(22,354)	(22,354)
Balance – June 30, 2014 - unaudited	7,220,000	$ 7,220	$ 41,060	$ (61,268)	$ (12,988)

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF CASH FLOWS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Cumulative From Inception (October 22, 2010) Through June 30, 2014
Operating Activities:
Net Loss	$ (22,354)	$ (15,106)	$ (61,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities-
Accounts receivable	(4,100)	-	(4,100)
Prepaid expenses	(11)	(3,435)	(1,523)
Accounts payable and accrued liabilities	(3,633)	1,340	14,319
Accounts payable - related party	4,800	4,000	26,480
Net Cash Provided by (Used in) Operating Activities	(25,298)	(13,201)	(26,092)

Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from sale of common stock	32,200	-	36,200
Net Cash Provided by Financing Activities	32,200	-	36,200

Net Change in Cash	6,902	(13,201)	10,108
Cash - Beginning of Period	3,206	15,791	-
Cash - End of Period	$ 10,108	$ 2,590	$ 10,108

Non-cash Financing and Investing Activities:
Forgiveness of amounts due to related party	$ -	$ -	$ 12,080

Supplemental Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its inception (October 22,2010) as a development stage company Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (October 22, 2010) have been considered as part of the Company’s development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related-party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The Company derives its revenues from sales contracts with its customers, with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2014 and December 31, 2013.

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

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

There were no potentially dilutive debt or equity instruments issued or outstanding during the three- and six-month periods ended June 30, 2014 and 2013.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three and six month periods ending June 30, 2014 and 2013.

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

Recently issued accounting pronouncements

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (October 22, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2014 and December 31, 2013 and a net loss for the period from October 22, 2010 (Inception) through June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – related party transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and six-month periods ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

President, Chief Executive Officer	$1,200	$ 1,200	$ 2,400	$1,600
Former President, Chief Executive Officer	-	-	-	5,000
Chief Financial Officer, Secretary and Treasurer	1,200	1,200	2,400	2,400
	$2,400	$ 2,400	$ 4,800	$9,000

During the three months ended June 30, 2014, $960 of these related party consulting services was recognized in cost of revenues and $1,440 in officers’ compensation within operating expenses. During the three months ended June 30, 2013 $2,400 of these related party consulting services was recognized in officers’ compensation within operating expenses.

During the six months ended June 30, 2014, $1,920 of these related party consulting services was recognized in cost of revenues and $2,880 in officers’ compensation within operating expenses. During the six months ended June 30, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $4,000 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As at June 30, 2014 and December 31, 2013 the Company owed its directors and officers $14,400 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

Forgiveness of Advances and Accrued Compensation from Former Officer

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2014, the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200 pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 28, 2014.

Note 6 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on August 5, 2014 to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our Business

Halton Universal Brands Inc. is a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. We focus on natural food products, specialty food products, and mass market grocery items that are manufactured in North America and seek new market penetration in Eastern Europe. We offer services that fall into three major categories: strategic management consulting, sales brokerage, and marketing. Our main areas of focus have been serving manufacturers and distributors in the grocery, specialty food, and health supplement channels. By providing a comprehensive range of services for our manufacturer clients, we can maximize the efficiency of new product launches, line expansions and promotional efforts for products already on the market.

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

Results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue, cost of sales and gross profit

We generate revenue from consulting services. Our gross revenue from consulting services related to marketing strategy for new products pricing point consultation and brand positioning on the market for the three months ended June 30, 2014, was $13,100, compared to $0 for the three months ended June 30, 2013. Our cost of revenues for the three months ended June 30, 2014, was $960 (June 30, 2013: $0) resulting in a gross profit of $12,140 (June 30, 2013: $0).

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Increase (Decrease) $

Officer compensation	$ 1,440	$ 2,400	(960)
General and administrative	8,734	8,527	207
Professional fees	12,300	-	12,300
	$ 22,474	$ 10,927

The increase in our operating costs for the three months ended June 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with applying for DTC eligibility of our common stock. General and administrative expenses of $8,734 incurred during the three months ended June 30, 2014 consisted of filing fees of $1,990, accounting fees of $1,500, transfer agent fees of $2,037, office rent of $529, office expenses of $2,653 and bank charges of $25. General and administrative expenses of $8,527 incurred during the three months ended June 30, 2013 consisted of office rent of $525, travel expenses of $398, office expenses of $88, bank charges of $16 and consulting fees of $7,500.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

President, Chief Executive Officer	$1,200	$1,200
Former President, Chief Executive Officer	-	-
Chief Financial Officer, Secretary and Treasurer	1,200	1,200
	$2,400	$2,400

During the three months ended June 30, 2014, $960 of these related party consulting services was recognized in cost of revenues and $1,440 in officers’ compensation within operating expenses. During the three months ended June 30, 2013 $2,400 of these related party consulting services was recognized in officers’ compensation within operating expenses.

As at June 30, 2014 and December 31, 2013 the Company owed its directors and officers $14,400 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

Results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Revenue, cost of sales and gross profit

We generate revenue from consulting services. Our gross revenue from consulting services related to marketing strategy for new products pricing point consultation and brand positioning on the market for the six months ended June 30, 2014, was $17,300, compared to $7,800 for the six months ended June 30, 2013. Our cost of revenues for the six months ended June 30, 2014, was $1,920 (June 30, 2013: $6,000) resulting in a gross profit of $15,380 (June 30, 2013: $1,800).

Operating Costs and Expenses

The major components of our operating expenses for the six months ended June 30, 2014 and 2013 are outlined in the table below:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Increase (Decrease) $

Officer compensation	$ 2,880	$ 4,000	(1,120)
General and administrative	22,554	12,906	9,648
Professional fees	12,300	-	12,300
	$ 37,734	$ 16,906

The increase in our operating costs for the six months ended June 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation and filing of our Registration Statement and applying for DTC eligibility of our common stock. General and administrative expenses of $22,554 incurred during the six months ended June 30, 2014 consisted of filing fees of $5,260, transfer agent fees of $12,037, office rent of $1,063, accounting fees of $1,500, office expenses of $2,653 and bank charges of $41. General and administrative expenses of $12,906 incurred during the six months ended June 30, 2013 consisted of office rent of $1,084, travel expenses of $2,718, office expenses of $88, bank charges of $16 and consulting fees of $9,000.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six-month period ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

President, Chief Executive Officer	$2,400	$1,600
Former President, Chief Executive Officer	-	5,000
Chief Financial Officer, Secretary and Treasurer	2,400	2,400
	$4,800	$9,000

During the six months ended June 30, 2014, $1,920 of these related party consulting services was recognized in cost of revenues and $2,880 in officers’ compensation within operating expenses. During the six months ended June 30, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $4,000 in officers’ compensation within operating expenses.

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

OTCBB and OTCQB quotation

Our common stock has been quoted on the OTC Bulletin Board since May 12, 2014 under the symbol “HNVB”. During the quarter ended June 30, 2014 the Company filed an application with the OTC Markets Group, Inc. to be quoted on the OTCQB quotation medium.

 To be eligible for OTCQB, starting May 1, 2014, companies are required to:

-          Meet a minimum bid price test of $0.01 and not be subject to bankruptcy or reorganization proceedings. Securities that do not meet the minimum bid price test or that are in bankruptcy will be downgraded to OTC Pink;

-          Submit an application to OTCQB and pay an application and annual fee;

-          Submit an OTCQB Annual Certification confirming the Company Profile displayed on otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling shareholders

OTC Markets Group, Inc. approved our application subsequent to the quarter end and our common stock has been quoted on the OTCQB under the symbol “HNVB” since July 31, 2014. We paid a one-time $2,500 application fee and $10,000 annual fees that covers a period from August 1, 2014 to July 31, 2015.

Liquidity and Capital Resources

Working Capital	June 30, 2014	December 31, 2013
Current Assets	$15,731	$4,718
Current Liabilities	$(28,719)	$(27,552)
Working Capital Deficiency	$(12,988)	$(22,834)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash provided by (used in) operating activities	$(25,298)	$(13,201)
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$32,200	$-
Net increase (decrease) in cash	$6,902	$(13,201)

We have generated revenues of $17,300 during the six months ended June 30, 2014 and $7,800 during the same period in our fiscal 2013. In addition to cash received from consulting services, during the six months ended June 30, 2014 we received proceeds of $32,200 from sale of our common stock at $0.01 per share. No shares were sold during the six months ended June 30, 2013. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by expanding our client base. There is no guarantee that new clients will sign up for one or more of our services.

Cash Flows from Operating Activities

The major uses of our operating cash include funding general operating expenses (regulatory filing, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $25,298 for the six months ended June 30, 2014 was primarily the result of our net loss and changes in our operating assets and liabilities. These changes include an increase in accounts receivable of $4,100, prepaid expenses of $11 and in amounts due to related party of $4,800. In addition, we incurred a decrease in accounts payable and accrued liabilities of $3,633. The increase in accounts receivable was due to an outstanding amounts due to the company by clients as of June 30, 2014 that were collected subsequent to the quarter end.

During the quarter ended June 30, 2014 the company paid a current portion of accounts payable outstanding as of March 31, 2014 resulting in the decrease in accounts payable and accrued liabilities as at the end of the current quarter. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of June 30, 2014.

Our net cash used by operating activities of $13,201 for the six months ended June 30, 2013 was primarily the result of our net loss and changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $3,435, in accounts payable and accrued liabilities of $1,340 and in amounts due to related party of $4,000. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the six months ended June 30, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of June 30, 2013. The increase in prepaid expenses was a net result of changes in prepaid filing fees and office rent.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not use or generate any cash from investing activities during the six months ended June 30, 2014 and 2013.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the six months ended June 30, 2014 the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200 pursuant to this Registration Statement.

No cash was generated or used by financing activities during the six months ended June 30, 2013.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended June 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the six months ended June 30, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and six months ended June 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Our common stock has been quoted on the OTC Bulletin Board since May 12, 2014, and on the OTCQB since July 31, 2014 under the symbol “HNVB”. It is DTC eligible effective June 9, 2014.

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

Date: August 5, 2014

HALTON UNIVERSAL BRANDS INC.

By:	/s/ Elena Shmarihina
Elena Shmarihina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Halton Universal Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Shmarihina	President, C.E.O. and Director	August 5, 2014
Elena Shmarihina
/s/ Alexander Averchenko	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 5, 2014
Alexander Averchenko