Form 10-Q
period 2014-09-30
Halton Universal Brands Inc.
filed 2014-11-12
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-192156

Halton Universal Brands Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-1204713
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Brickell World Plaza, Suite 1775, Miami, Florida	33132
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (347) 717-4966

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2014
Common Stock, $0.001 par value	15,220,000

HALTON UNIVERSAL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Halton Universal Brands Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2014 and 2013 and

The Period from Inception (October 22, 2010) to September 30, 2014

(Unaudited)

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO SEPTEMBER 30, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at September 30, 2014 and December 31, 2013	F-1

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 and for the Period from October 22, 2010 (Inception) through September 30, 2014	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the Period from October 22, 2010 (Inception) through September 30, 2014	F-3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and the Period from October 22, 2010 (Inception) through September 30, 2014	F-4

Notes to the Condensed Unaudited Financial Statements	F-5

CONDENSED BALANCE SHEETS HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 102	$ 3,206
Prepaid expenses	8,333	1,512
Total current assets	8,435	4,718

Total Assets	$ 8,435	$ 4,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 16,048	$ 17,952
Accounts payable - related parties	16,800	9,600
Total current liabilities	32,848	27,552

Total Liabilities	32,848	27,552

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 7,220,000 and 4,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	7,220	4,000
Additional paid-in capital	41,060	12,080
Deficit accumulated during the development stage	(72,693)	(38,914)
Total stockholders' deficit	(24,413)	(22,834)

Total Liabilities and Stockholders’ Deficit	$ 8,435	$ 4,718

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Cumulative From Inception (October 22, 2010) Through September 30, 2014
Revenue earned during the development stage	$ -	$ -	$ 17,300	$ 7,800	$ 49,582
Cost of revenue	-	-	1,920	6,000	18,420
Gross profit	-	-	15,380	1,800	31,162

Operating Expenses:
Compensation - officers	2,400	2,400	5,280	6,400	14,880
General and administrative	7,425	8,304	29,979	21,210	62,475
Professional fees	1,600	1,000	13,900	1,000	26,500
Total operating expenses	11,425	10,927	49,159	28,610	103,855

Loss from Operations	(11,425)	(11,704)	(33,779)	(26,810)	(72,693)

Income tax provision	-	-	-	-	-

Net Loss	$ (11,425)	$ (11,704)	$ (33,779)	$ (26,810)	$ (72,693)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,220,000	2,021,739	6,602,564	2,007,326

*Denotes a loss less than ($0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) THROUGH SEPTEMBER 30, 2014
Description	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - October 22, 2010 - audited	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,680)	(1,680)
Balance - December 31, 2010 - audited	-	-	-	(1,680)	(1,680)
Net loss for the year	-	-	-	(1,000)	(1,000)
Balance - December 31, 2011	-	-	-	(2,680)	(2,680)
Common stock issued for cash on December 28, 2012 at $0.001 per share	2,000,000	2,000	-	-	2,000
Net loss for the year	-	-	-	(6,409)	(6,409)
Balance - December 31, 2012 - audited	2,000,000	2,000	-	(9,089)	(7,089)
Common stock issued for cash on September 30, 2013 at $0.001 per share	2,000,000	2,000	-	-	2,000
Forgiveness of amounts due to related party December 1, 2013	-	-	12,080	-	12,080
Net loss for the year	-	-	-	(29,825)	(29,825)
Balance – December 31, 2013 - audited	4,000,000	4,000	12,080	(38,914)	(22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	32,200
Net loss for the period	-	-	-	(33,779)	(33,779)
Balance – September 30, 2014 - unaudited	7,220,000	$ 7,220	$ 41,060	$ (72,693)	$ (24,413)

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC. CONDENSED STATEMENTS OF CASH FLOWS (A DEVELOPMENT STAGE COMPANY) (Unaudited)
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Cumulative From Inception (October 22, 2010) Through September 30, 2014
Operating Activities:
Net Loss	$ (33,779)	$ (26,810)	$ (72,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities-
Prepaid expenses	(6,821)	(3,522)	(8,333)
Accounts payable and accrued liabilities	(1,904)	5,699	16,048
Accounts payable - related party	7,200	11,400	28,880
Net Cash Provided by (Used in) Operating Activities	(35,304)	(13,233)	(36,098)

Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from sale of common stock	32,200	2,000	36,200
Net Cash Provided by Financing Activities	32,200	2,000	36,200

Net Change in Cash	(3,104)	(11,233)	102
Cash - Beginning of Period	3,206	15,791	-
Cash - End of Period	$ 102	$ 4,558	$ 102

Non-cash Financing and Investing Activities:
Forgiveness of amounts due to related party	$ -	$ -	$ 12,080

Supplemental Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

HALTON UNIVERSAL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 22, 2010) TO SEPTEMBER 30, 2014

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

On October 29, 2010, there was a change of control of the Company and with it a change in the Company’s business plan; See Note 7 - subsequent events  below for more details.

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

Subsequently, on October 29, 2014, the Company has entered into a perpetual license for certain intellectual property known as SPACE technology in exchange for a one time fee of $2,000,000 and a fee of $100 for each unit of Space Computer produced and sold by the Company.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2014 and December 31, 2013.

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three- and nine-month periods ended September 30, 2014 and 2013.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three and nine-month periods ending September 30, 2014 and 2013.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2014 and December 31, 2013 and a net loss for the period from October 22, 2010 (Inception) through September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – related party transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and nine-month periods ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

President, Chief Executive Officer	$1,200	$ 1,200	$ 3,600	$2,800
Former President, Chief Executive Officer	-	-	-	5,000
Chief Financial Officer, Secretary and Treasurer	1,200	1,200	3,600	3,600

	$2,400	$ 2,400	$ 7,200	$11,400

During the three months ended September 30, 2014 and 2013 $2,400 of these related party consulting services was recognized in officers’ compensation within operating expenses.

During the nine months ended September 30, 2014, $1,920 of these related party consulting services was recognized in cost of revenues and $5,280 in officers’ compensation within operating expenses. During the nine months ended September 30, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $6,400 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As at September 30, 2014 and December 31, 2013 the Company owed its directors and officers $16,800 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

Forgiveness of Advances and Accrued Compensation from Former Officer

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

Subsequent to September 30, 2014, the Company settled amounts due to directors and officers of the Company whereby the President and stockholders, forgave advances of $16,048 and accrued compensation of $16,800 or $32,848 in aggregate. This amount was recorded as contributions to additional paid in capital.

Note 5 – commitments and contingencies

As described in Note 7 –subsequent events below, effective October 29, 2014, the Company entered into a licensing agreement and a real estate lease with certain related parties that contractual commitment the Company to make as yet undetermined future payments to these related parties.

Note 6 – stockholders’ deficit

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

During the nine months ended September 30, 2014, the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200 pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 28, 2014.

Note 7 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on November __, 2014 to determine if they must be reported.  The Management of the Company determined that there were the following reportable subsequent events to be disclosed:

Change in control

On October 29, 2014, pursuant to the terms of the Stock Purchase Agreements (“Stock Purchase Agreements”) between Mrs. Elena Shmarihina, Mr. Alexander Averchenko and World Assurance Group Inc., World Assurance Group, Inc. (“WDAS”) purchased a combined total of 4,000,000 shares of the Company’s common stock from Mrs. Elena Shmarihina and Mr. Alexander Averchenko, former stockholders and officers of the Company, for cash consideration of $60,000. Additionally, WDAS entered into and closed on various other stock purchase agreements with certain other of the Company’s shareholders to purchase a total of 3,095,000 shares of common stock of the Company in exchange for $318,000. As a result of the transactions, WDAS became the Company’s largest stockholder with approximately 99% of the total issued and outstanding shares of the Company’s common stock. All of the Company’s shares purchased by WDAS are and will be "restricted securities" as such term is defined the Securities Act of 1933, as amended (the "Securities Act").

Simultaneously with the stock purchase, WDAS and two of its wholly owned subsidiaries, World Global Group, Inc. (“WGG”) and World Global Assets, ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby (i) WGA is licensing certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement, (ii) WGG is subleasing certain real estate to the Company, and (iii) WGA is transferring $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

WDAS is currently listed on the pink sheets operated by OTC Markets, Inc. and is a holding company that operates through four wholly owned subsidiaries: Cellad Inc., a digital media company based in Ireland operating in the global mobile advertising industry, World Global Group Inc. (WGG), an intellectual property licensing company based in Miami, Florida, World Global Assets Pte. Ltd. (WGA), based in Singapore and which owns the Wor(l)d Global Network Pte Ltd brands, trademarks, technology and Intellectual Property, and now Halton Universal Brands, Inc., which is licensing the SPACE technology and other intellectual property from WGA and intending to commercialize and sell the SPACE technology.

SPACE is a wearable technology; it is a wearable computer that connects to “Lumina Glasses”, which are  binocular display glasses. SPACE is wearable because it has micro dimensions of only 3”.   SPACE is also a brand used for a Cloud Based Media and Communication platform built to provide communication services, such as VideoConference, Webinar, VoiP (Ip Telephony) and Media Distribution Content Platform.  The SPACE technology has been perpetually licensed to HNVB in exchange for a one time fee of $2,000,000 and a fee of $100 for each unit of Space Computer produced and sold by HNVB.

The Company will share office facilities with WGG and under its real estate sublease with WGG will be recharged rent and a cost allocation for the property based on the amount of space that it uses. Details of the duration of the lease, the amount of space to be occupied and the amount of the lease payment has yet to be finalized

Effective October 29, 2014, Mrs. Elena Shmarihina resigned as President and Chief Executive Officer of the Company and Mr. Alexander Averchenko resigned as Treasurer and Chief Financial Officer of the Company. The following persons were appointed As Directors and officers of the Company to the offices set forth opposite their names, to serve until the next annual meeting of the Board of Directors or until their successor(s) is(are) duly elected and qualified, or until their earlier death, resignation or removal:

-

Fabio Galdi:

President, Chief Executive Officer, Secretary and Chairman of the Board of Directors;

-

Alfonso Galdi:

Chief Financial Officer, Treasurer and a member of the Board of Directors;

-

Alessandro Senatore:

Chief Operating Officer and a member of the Board of Directors.

 As a result of the foregoing, there was a change in control of the Company on October 29, 2014.

Forgiveness of Advances and Accrued Compensation from Former Officers

On October 29, 2014, the Company settled amounts due to directors and officers of the Company whereby the President and stockholders, forgave advances of $16,048 and accrued compensation of $16,800 or $32,848 in aggregate. This amount was recorded as contributions to additional paid in capital.

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

Subsequently, on October 29, 2014, there was a change of control of the Company and a change in the Company’s business plan.  See the Note 7 - subsequent events in the above financial statements for more details.

As of October 29, 2014, we intend to discontinue our existing consulting business and begin licensing the SPACE technology and other intellectual property and intend to commercialize and sell the SPACE technology.   SPACE is a wearable technology; it is a wearable computer that connects to “Lumina Glasses”, which are binocular display glasses. SPACE is wearable because it has micro dimensions of only 3”.   SPACE is also a brand used for a Cloud Based Media and Communication platform built to provide communication services, such as VideoConference, Webinar, VoiP (Ip Telephony) and Media Distribution Content Platform.  The SPACE technology is perpetually licensed to us in exchange for a one time fee of $2,000,000 and a fee of $100 for each unit of Space Computer produced and sold by us.

Results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue, cost of sales and gross profit

We did not generate revenues during three months ended September 30, 2014 and 2013.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Increase (Decrease) $

Officer compensation	$ 2,400	$ 2,400	-
General and administrative	7,425	8,304	(879)
Professional fees	1,600	1,000	600
	$ 11,425	$ 10,927

The increase in our operating costs for the three months ended September 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and fees associated with our application to have our securities designated as trading on the OTCQB marketplace and subscription to certain OTC Markets Group’s corporate services. General and administrative expenses of $7,425 incurred during the three months ended September 30, 2014 consisted of filing fees of $1,990, accounting fees of $1,500, transfer agent fees of $803, office rent of $620, OTC Markets fees of $1,666, travel expenses of $780 and bank charges of $66. General and administrative expenses of $8,304 incurred during the three months ended September 30, 2013 consisted of filing fees of $125, office rent of $447, office expenses of $200, bank charges of $32 and consulting fees of $7,500.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

President, Chief Executive Officer	$1,200	$1,200
Chief Financial Officer, Secretary and Treasurer	1,200	1,200
	$2,400	$2,400

During the three months ended September 30, 2014 and 2013 $2,400 of these related party consulting services was recognized in officers’ compensation within operating expenses.

17

As at September 30, 2014 and December 31, 2013 the Company owed its directors and officers $16,800 and $9,600 respectively. These amounts represent unpaid consulting fees as at the end of the reporting period.

Results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenue, cost of sales and gross profit

We generate revenue from consulting services. Our gross revenue from consulting services related to marketing strategy for new products pricing point consultation and brand positioning on the market for the nine months ended September 30, 2014, was $17,300, compared to $7,800 for the nine months ended September 30, 2013. Our cost of revenues for the nine months ended September 30, 2014, was $1,920 (September 30, 2013: $6,000) resulting in a gross profit of $15,380 (September 30, 2013: $1,800).

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended September 30, 2014 and 2013 are outlined in the table below:

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Increase (Decrease) $

Officer compensation	$ 5,280	$ 6,400	(1,120)
General and administrative	29,979	21,210	8,769
Professional fees	13,900	1,000	12,900
	$ 37,734	$ 16,906

The increase in our operating costs for the nine months ended September 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation and filing of our Registration Statement, applying for DTC eligibility of our common stock and upgrading our securities for trading on the OTCQB marketplace. General and administrative expenses of $29,979 incurred during the nine months ended September 30, 2014 consisted of filing fees of $7,250, transfer agent fees of $12,840, office rent of $1,682, accounting fees of $3,000, office expenses of $4,320, travel expenses of $780 and bank charges of $107. General and administrative expenses of $21,210 incurred during the nine months ended September 30, 2013 consisted of filing fees of $125, office rent of $1,531, travel expenses of $2,718, office expenses of $288, bank charges of $48 and consulting fees of $16,500.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine-month period ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30, 2014	For the Six Months Ended June 30, 2013

President, Chief Executive Officer	$3,600	$2,800
Former President, Chief Executive Officer	-	5,000
Chief Financial Officer, Secretary and Treasurer	3,600	3,600

	$7,200	$11,400

During the nine months ended September 30, 2014, $1,920 of these related party consulting services was recognized in cost of revenues and $5,280 in officers’ compensation within operating expenses. During the nine months ended September 30, 2013 $5,000 of these related party consulting services was recognized in cost of revenues and $6,400 in officers’ compensation within operating expenses.

On December 1, 2013 the former President forgave advances of $680 and accrued compensation of $11,400, respectively or $12,080 in aggregate. This amount was recorded as a contribution to additional paid in capital.

OTCBB and OTCQB quotation

Our common stock has been quoted on the OTC Bulletin Board since May 12, 2014 under the symbol “HNVB”. During the quarter ended June 30, 2014 the Company filed an application with the OTC Markets Group, Inc. to be quoted on the OTCQB quotation medium. Our application was approved on July 31, 2014 and our common stock has been quoted on the OTCQB under the symbol “HNVB” effective August 1, 2014. We paid a one-time $2,500 application fee and $10,000 annual fees that covers a period from August 1, 2014 to July 31, 2015.

 To be eligible for trading on the OTCQB marketplace, starting May 1, 2014, companies are required to:

-

Meet a minimum bid price test of $0.01 and not be subject to bankruptcy or reorganization proceedings. Securities that do not meet the minimum bid price test or that are in bankruptcy will be downgraded to OTC Pink;

-

Submit an application to OTCQB and pay an application and annual fee;

-

Submit an OTCQB Annual Certification confirming the Company Profile displayed on otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling shareholders.

Liquidity and Capital Resources

Working Capital	September 30, 2014	December 31, 2013
Current Assets	$8,435	$4,718
Current Liabilities	$(32,848)	$(27,552)
Working Capital Deficiency	$(24,413)	$(22,834)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash provided by (used in) operating activities	$(35,304)	$(13,233)
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$32,200	$2,000
Net increase (decrease) in cash	$(3,104)	$(11,233)

We have generated revenues of $17,300 during the nine months ended September 30, 2014 and $7,800 during the same period in our fiscal 2013. In addition to cash received from consulting services, during the nine months ended September 30, 2014 we received proceeds of $32,200 from sale of our common stock at $0.01 per share. During the nine months ended September 30, 2013 the Company sold 2,000,000 shares of its common stock at par to our director for $2,000 in cash. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

The major uses of our operating cash include funding general operating expenses (regulatory filing, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash used in operating activities of $35,304 for the nine months ended September 30, 2014 was primarily the result of our net loss and changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $6,821 and in amounts due to related party of $7,200. In addition, we incurred a decrease in accounts payable and accrued liabilities of $1,904. The increase in prepaid expenses was due to the payment of annual fee of $10,000 to OTC Markets Group Inc. in July of 2014.

During the quarter ended September 30, 2014 the company paid a current portion of accounts payable outstanding as of June 30, 2014 resulting in the decrease in accounts payable and accrued liabilities as at the end of the current quarter. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of September 30, 2014.

Our net cash used by operating activities of $13,233 for the nine months ended September 30, 2013 was primarily the result of our net loss and changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $3,522, in accounts payable and accrued liabilities of $5,699 and in amounts due to related party of $11,400. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended September 30, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party was due to consulting services incurred by the Company with our officers and directors that remain unpaid as of September 30, 2013. The increase in prepaid expenses was a net result of changes in prepaid filing fees and office rent.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not use or generate any cash from investing activities during the nine months ended September 30, 2014 and 2013.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the nine months ended September 30, 2014 the Company sold 3,220,000 common shares at $0.01 per share for total proceeds of $32,200 pursuant to this Registration Statement.

During the nine months ended September 30, 2013 the Company sold 2,000,000 shares of its common stock at par to our director for $2,000 in cash.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and nine months ended September 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the nine months ended September 30, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and nine months ended September 30, 2014 or 2013.

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

Date: November 12, 2014

HALTON UNIVERSAL BRANDS INC.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Halton Universal Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	November 12, 2014
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	November 12, 2014
Alfonso Galdi