Form 10-K
period 2014-12-31
World Media & Technology Corp.
filed 2015-04-15
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-192156

WORLD MEDIA & TECHNOLOGY CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-1204713
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Brickell World Plaza, Suite 1775, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (347) 717-4966

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [      ]

Accelerated filer [    ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]

No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $1,610,000, as 3,220,000 shares were held by non-affiliates. As of June 30, 2014, the registrant had 4,000,000 shares of Common Stock outstanding held by the registrant's directors and officers.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant had 28,581,000 shares of common stock issued and outstanding as of April 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws and Subscription Agreement are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013.

Stock Purchase Agreements between World Assurance Group, Inc. and the registrant and registrant’s shareholders

WORLD MEDIA & TECHNOLOGY CORP.

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

•

the uncertainty of profitability based upon our history of losses;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•

risks related to our international operations and currency exchange fluctuations; and

•

other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “WRMT” and “World Media & Technology Corp.” mean World Media & Technology Corp. unless otherwise indicated.

Item 1.   BUSINESS

Our Business

Organizational History

World Media & Technology Corp. (formerly Halton Universal Brands, Inc.) (“WRMT” or the “Company”) was incorporated under the laws of the State of Nevada on October 22, 2010 (“Inception”).  The Company was originally a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services for manufacturers of grocery, specialty food and health supplements.

On October 29, 2014, World Assurance Group, Inc. (WDAS) acquired 7,095,000 of the outstanding common stock that resulted in a change of control of the Company and with it a change in the Company’s business plan from a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services to that of the design, manufacture and marketing of wearable technology products and services.

Acquisition of the Space Technology Business and related assets

Effective October 29, 2014, WDAS sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from WDAS to the Company at the carrying value of such assets within the financial statements of WDAS at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this acquisition was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse WDAS for the supplier deposit and certain costs, totaling $454,672 incurred by WDAS in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to WDAS in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

In November 2014, the board of directors and majority stockholder, WDAS, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp. The name change went effective with FINRA on December 22, 2014.

Prior Operations

The Company was a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass market grocery items that are manufactured in North America and seek new market penetration in Eastern Europe. It offered services that fall into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

New Business Plan

Effective upon the consummation of the stock purchase and the change in control on October 29, 2014 described above, the Company discontinued its previous business plan and changed its business operations to focus on the design, manufacture and marketing of wearable technology products and services.

Effective October 29, 2014, the Company acquired the SPACE technology business and certain related assets, from  WDAS’ subsidiary company, World Global Assets Pte Ltd (WGA), an affiliate company (See Item 13: Related Party Transactions) to continue the development and commercialization of wearable computers, binocular media display glasses, wireless devices and the necessary platforms and wireless connectivity to provide its customers with an all encompassing, out-of-the-box, unique, fully-connected, rich, infotainment experience.

The Opportunity

The Company has the goal of earning stable and recurring revenues through the sale of wearable computers, binocular media display glasses, wire free devices and related wireless services to end customers around the World. The Company is planning to create a unique and rich customer infotainment experience by designing and manufacturing binocular media display glasses, marketed as ‘Lumina Glasses’ and is also planning to offer some unique communication service offerings globally.

The Company intends to initially market its wearable technology products and wireless services in the United States, where it is anticipated that the products and services will be available for sale during 2015.

What The Company Plans to Offer

The Company plans to offer wearable technology products and related wireless services, and is currently completing the development and testing of its two breakthrough products. the first product is ‘SPACE’ Computer, a wearable, fully connected, high-powered computer and the second product is ‘Lumina Glasses’, which are binocular glasses that connect to the ‘SPACE’ Computer (and other computers) and deliver clear, infinity view images.

The Company also plans to offer customers the opportunity to become a subscriber to the Company’s proposed unified cloud based communications platform, ‘SPACE Works’, and its ‘SPACE Wireless’ service, which will be available initially in the United States. The Company also plans to distribute its devices with its SPACE Wireless service embedded and pre-enabled as part of its turnkey offering.  Consequently, other wireless service providers will not be given the opportunity to supply the initial service and SPACE Wireless will ensure a complete service offering and therefore increase subscriber adoption and retention.

Growth Strategy

The Company’s goal is to develop and commercialize its wearable technology products and related wireless services so that it can establish and build an industry-leading position as a unique, market leading, wearable device solution provider and provider of data and wireless services.  The Company intends to pursue the following strategies in an attempt to achieve this goal.

Sales and Marketing

The Company is currently negotiating distribution agreements with leading international direct sales companies to engage in marketing and selling the Company’s proprietary devices and services to technology savvy users, who subscribe to the offering. It is expected that SPACE Works and SPACE Wireless services will be available as a monthly subscription service.  SPACE Works is expected to have different price plans depending on the levels of functionality require and SPACE Wireless will offer different pricing plans depending on the levels of data required.

The Company plans to successfully leverage the uniqueness of SPACE Computer and Lumina Glasses that will be exclusively available through these distribution channels .

Customers

The Company, through distribution channel partners will target technologically inclined subscribers and early adopters who seek a rich infotainment experience delivered via unique products. These customers will also become subscribers to the services.  It is expected that initial customers will come from Florida, Texas and California, and thereafter sales will spread throughout the rest of North America and internationally.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

The Company has acquired the ‘SPACE’ brand and Lumina Glasses manufacturing relationships previously developed by World Global Assets Pte Ltd (WGA), an affiliate company (See Item 13: Related Party Transactions) to develop and commercialize the SPACE products and services.

The Company currently does not have any Patents or Trademarks for the planned products and services. The Company plans to initiate trademark registration for its products and services when they are completed and offered for sale in 2015. We rely on non-disclosure and non-compete agreements and other contractual restrictions, to establish and protect our proprietary rights to our products and related services.   Employees and consultants are required to execute confidentiality and non-use agreements to automatically transfer any rights they may have in copyrightable works or patentable technologies to us.

In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into non-disclosure, non-compete and non-circumvention agreements with us as appropriate. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights.

Any steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Research and Development Activities

We are currently completing the manufacturing and testing of our two wearable technology products: SPACE Computer and Lumina Glasses. During the period from inception of the SPACE wearable technology and Lumina glasses business in May 2014 through to December 31, 2014, a total of $522,388 has been incurred in research and development costs. Of this balance, $454,672 was incurred while the SPACE business was owned by WDAS prior to its transfer to the Company on October 29, 2014 and $69,216 was incurred by the Company after it had acquired the business on October 29, 2014. We currently plan to spend an additional $500,000 approximately on research and development activities in the future related to continued development and testing of current and new wearable technology products and related services.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have three employees, the Company’s officers, Fabio Galdi, our President, Chief Executive Officer and Corporate Secretary, Alfonso Galdi, our Chief Financial Officer and Treasurer, and Alessandro Senatore, our Chief Operating Officer. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.  The Company, in the near term, plans to hire key personnel who will ensure that product development and commercialization plans continue to be implemented.

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

Item 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related our Company

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Although our reporting currency is the US dollar, we expect to conduct some business and incur costs in the local currency of most countries in which we operate. As a result, we will be subject to currency translation risk. We expect a large percentage of our revenues and costs to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

Control by Principal Stockholder.

Mr. Fabio Galdi, the Company's Chairman and Chief Executive Officer and his affiliate companies beneficially own approximately 99% of our outstanding Common Stock. As a result, Mr. Galdi and his affiliate companies are, collectively, able to exercise control over all matters requiring stockholder approval, including the election of all directors and the approval of significant corporate transactions. This ownership may have the effect of delaying or preventing a change in control of the Company which could materially adversely affect the price of the Common Stock, and which may be to the benefit of the Directors and executive officers but not in the interest of the shareholders. The interests of Mr. Galdi may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

World Media & Technology Corp. is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

WRMT is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which WRMT has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which WRMT is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "EXCHANGE ACT").

For so long as WRMT remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. WRMT cannot predict if investors will find its shares of common stock less attractive because WRMT will rely on some or all of these exemptions. If some investors find WRMT’ shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If WRMT avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate WRMT and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". WRMT meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, WRMT is choosing to "opt out" of such extended transition period, and as a result, WRMT will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We were incorporated on October 22, 2010, have generated $49,582, in revenues and incurred $81,074 in operating losses in discontinued operations from inception to October 29, 2014 and operating losses of $131,440 from our continuing operations from October 29, 2014 to December 31, 2014. As of December 31, 2014, we had deficit accumulated of $212,514. We have a limited operating history upon which an evaluation of our future success or failure can be made. Given that we have undertaken new business activities following the acquisition of ‘SPACE’ these activities have not yet generated revenues and also carry significant risks generally associated with the development and manufacturing and marketing of any new product or service. As these products are unproven in the market, there can be no certainty that customers will ultimately adopt the products and services we manufacture. If we do generate revenues from these new products in the future, these revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

The loss of the services of our key employees, particularly the services rendered by Fabio Galdi, our Chief Executive Officer and Secretary, and Alfonso Galdi, our Chief Financial Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Fabio Galdi, Our Chief Executive Officer and Secretary, and Alfonso Galdi, our Chief Financial Officer. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Fabio Galdi and Mr. Alfonso Galdi lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002 or responsibilities such as complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our officers and directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities that they may encounter, between our operations and those of other businesses.

Currently, Fabio Galdi, our Chief Executive Officer, Secretary and Director, Alfonso Galdi, our Chief Financial Officer and Director, and Alessandro Senatore, our Chief Operating Officer and Director, each commit approximately 50% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

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

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, our principal operations and assets are located outside of the United States, and all of our executive officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on us in the United States, and it may be difficult to enforce any judgment rendered against us. As a result, it may be difficult or impossible for an investor to bring an action against our officers and directors, in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise.  Even if an investor is successful in bringing an action of this kind, the international laws may render that investor unable to enforce a judgment against our assets. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, director or major shareholder, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because a significant proportion of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws. As a result, it may not be possible for investors to:

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested Director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent Directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested Director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to Director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We do not intend to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in WRMT Inc. will need to come through appreciation of the stock’s price.

Risks Related to Our Common Stock and its Market

We do not currently have an active public market for our securities. If there is a market for our securities in the future, such market may be volatile and illiquid.

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“ OTCBB ”) under the symbol “ HNVB ” from June 3, 2014 to December 21, 2014, and under the symbol “WRMT” since December 22, 2014, only a limited number of shares of common stock have traded to date and there is currently no active public market for our common stock. There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate revenues;

(3)	the number of shares in our public float;

(4)	increased competition;

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Our common stock is deemed to be “ penny stock ”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “ penny stock ” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.  Penny stocks are stock:

·	With a price of less than $5.00 per share;

·	That are not traded on a “ recognized ” national exchange;

·	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

·

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “ penny stocks ” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “ penny stock rules ” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “ penny stock rules, ” investors will find it more difficult to dispose of our securities.

Risks Factors Related To Our Business and Industry

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

Our industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the attractiveness of our offering. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

Disruptions in our wireless service and infrastructure may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business.

Our systems are an integral part of our customers’ business operations. It is critical for our customers, that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow.

Integration of technologies, network capacity or acquisitions ultimately may not provide the benefits originally anticipated by management and may distract the attention of our personnel from the operation of our business.

We strive to broaden our solutions offerings as well as to continuously improve the functionality of our products and services. We may pursue acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses, networks, spectrum or technologies involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Product defects or software errors could adversely affect our business.

Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software systems are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our products, and may result in financial or other damages to our customers, for which we may be held responsible. Although we will have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Our insurance coverage is not sufficient to protect against all possible product liability for defects or software errors. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and the financial condition.

Changes in the regulation of the industries we operate in could adversely affect our business, revenue or cash flow.

We operate in a heavily regulated industry. As a provider of wireless and other services, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

Deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our telecommunications traffic business.

In our SPACE Works and SPACE Wireless business, we connect our customers’ telephone calls and data/Internet needs through access agreements with facilities-based mobile, VOIP and PSTN carriers. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with these carriers. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. If we experience difficulties with our third-party providers, we may not achieve desired quality of service, economies of scale or otherwise which may prevent us from growing our business.

If we are not able to provide a cost-effective wireless network to our subscribers, we may not be able to grow our business successfully.

Our long-term success in the US depends on our ability to design, implement, provide and manage a reliable and cost-effective wireless service, where we, or third parties, provide the networks.  Failure to manage the service or third party relationships may have an adverse impact on our business growth and financial condition.  .

New technology developments or a change in competitor activity may cause our business to suffer.

The wearable market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

Our products may not be accepted in the market or the market may not grow sufficiently to grow revenues.

Our SPACE Computer or Lumina Glasses may not be widely accepted by the market. Customers may determine that Lumina Glasses are not comfortable, weigh too much or the size and format of the display is inappropriate. Consumers may not be satisfied with the SPACE Computer or SPACE Works platform or they may find that the connectivity may not meet with their expectations or there may be insufficient content or capacity to meet with their requirements.

Other factors that may affect market acceptance of our application include the reliability of these devices;  our ability to implement upgrades and other changes to our software without disrupting our service; the level of customization or configuration we offer; and the price, performance and availability of competing products and services.

The market for these devices and services may not develop further, or may develop more slowly than we expect, either of which would negatively affect our ability to grow revenues, achieve profitability and generate positive cash flow.

We rely on third party suppliers for component parts for our devices and any disruption in the supply chain could have negative impact on our ability to manufacture and supply our customers

We have not established long term agreements with our suppliers.  Our ability to manufacture and distribute SPACE Computer and Lumina Glasses would be severely limited if suppliers were to terminate supply agreements or become unable to provide the required capacity and quality on a timely basis.  This lack of supply may prevent us from manufacturing and shipping sufficient products to meet demand. Furthermore, we cannot provide assurances that we would be able to establish alternative component supply arrangements on acceptable terms.

A breach of data security may subject us subject us to fines, law suits and loss of customers.

We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries. We have implemented security measures to protect unauthorized access to this information.  If our security systems are penetrated and confidential and or proprietary information is taken, we could be subject to fines, lawsuits and loss of customers.

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability.

We maintain proprietary data processing systems and use customized software systems. An interruption to these systems for an extended period may impact our ability to operate the business, process transactions or supply services that could result in a decline in sales and affect our ability to achieve or maintain profitability.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business.

Due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products. In addition, our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including Mr Fabio Galdi, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Mr Fabio Galdi or any other employees.

We rely on a number of third parties, and such reliance exposes us to a number of risks.

Our operations depend on a number of third parties. We have limited control over these third parties. There can be no assurance that any such agreements will not be terminated or that they will be renewed in the future on terms acceptable to us, or that we will be able to enter into additional such agreements. We also rely on a variety of technology that we license from third parties. Our loss of, or inability to, maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified and licensed, or developed and integrated. Moreover, we use third parties in connection with our website and other marketing materials. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

Item 2.      PROPERTIES

The Company subleases office space from World Global Group, Inc. (WGG), which is controlled by Fabio Galdi, our Chief Executive Officer, President and Director, at a rate of $5,000 per calendar month, which sublease remains in effect on a month-to-month basis during the 10 year WGG lease term, and which office space is located at 600 Brickell World Plaza, Suite 1775, Miami, Florida 33132.  Neither the Company nor WGG has any immediate plans to change office space. The Company recorded a rental charge of $10,000 for the year ended December 31, 2014.

Item 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.      MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB ”) under the symbol “ HNVB ” from June 3, 2014 to December 21, 2014, and under the symbol “WRMT” since December 22, 2014, only a very limited number of shares of common stock have traded to date and there is currently no active public market for our common stock. During the past 12 months the 52-week high price of our stock was $0.50 and 52-week low was $0.50.

The Company's common stock is considered a "penny stock " as defined in the Commission's rules promulgated under the Exchange Act (the “ Rules ”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Holders of Common Stock

As of December 31, 2014, we had an aggregate of approximately 34 stockholders of record as reported by our transfer agent.

Dividends and Dividend Policy

There are no restrictions imposed on the Company that limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law.  During the last two fiscal years, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

We expect to retain all earnings generated by our future operations for the development and growth of our business.  The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

We issued 8,000,000 shares of restricted common stock at a total price of $2,000,000 to WDAS on October 29, 2014. The issuance of these shares of common stock are exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The Registrant made this determination based on the representations of WDAS that WDAS is an "accredited investor" within the meaning of Rule 501 of Regulation D and has access to information about the Registrant.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2014 and 2013.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Year End Summary:

	Year Ended December 31		Percentage
	2014	2013	Increase/
			(Decrease)
Operating expenses	131,440	-	100%
Loss from continuing operations	(131,440)	-	100%
Other Expenses:
Loss from discontinued operations	42,160	29,825	41%
Total Other expenses	42,160	29,825	41%
Net Loss	(173,600)	(29,825)	482%

During the year ended December 31, 2014, we recorded a loss from discontinued operations of $42,160 as compared to a loss from discontinued operations of $29,825 for the year ended December 31, 2013. Loss from discontinued operations consists of the operating activities of Halton Universal Brands prior to the acquisition by WDAS and our subsequent departure from the brokerage, consulting and marketing in brand consulting and new product strategy consulting for emerging brands into the SPACE Computer business.

Results of Operations

For the year ended December 31, 2014 compared to the year ended December 31, 2013

   Operating Costs and Expenses

Our operating expenses as disclosed relate to our operating activities with respect to the SPACE Computer business from the date of its acquisition on October 29, 2014 to December 31, 2014.

Sales and general administrative expenses comprise primarily consulting fees incurred in the product literature and pre-launch expenses for the SPACE computer products, management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

Research and development costs relate to the costs incurred in developing the SPACE Computer wearable computers, binocular media display glasses, wireless devices and the necessary platforms and wireless connectivity to provide its customers with an all encompassing, out-of-the-box, unique, fully-connected, rich, infotainment experience which are expensed under ASC 730.

We expect our operating expenses to change and increase in line with our transition to the SPACE business. As such, our previous results of operations will not be indicative of our future results of operations.

Discontinued Operations

During the year ended December 31, 2014, we recorded a loss from discontinued operations of $42,160 as compared to a loss from discontinued operations of $29,825 for the year ended December 31, 2013. Loss from discontinued operations consists of the operating activities of the brokerage, former consulting and marketing in brand consulting of Halton Universal Brands prior to the adoption of our new business plan in developing the SPACE Computer wearable computers, binocular media display glasses, wireless devices and the necessary platforms and wireless connectivity to provide its customers with an all-encompassing, out-of-the-box, unique, fully-connected, rich, infotainment experience.

Net Loss

We incurred a net loss of $173,600 in the year ended December 31, 2014 compared to $29,825 in the twelve months ended December 2013 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	Year Ended December 31		Percentage
	2014	2013	Increase/
			(Decrease)
Current Assets	340,280	4,718	7,112%
Current Liabilities	926,338	27,552	3,262%
Working Capital (Deficit)	(586,058)	(22,834)	2,466%

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

For the year ended December 31, 2014

Cash Flows (Used In) in continuing operations	(369,390)
Cash Flows (Used In) in discontinued operations	(49,500)
Cash Flows (Used In) Investing Activities	-
Net cash provided by financing activities - continuing operations	367,490
Net cash provided by financing activities - discontinued operations	48,248
Net (Decrease) In Cash During Year	$ (3,152)

Cash Flows from continuing operations

The major uses of our operating cash from continuing operations include the paying of deposits to our suppliers, research and development costs and general operating expenses (marketing, legal and regulatory, professional expenses and office rent).

Our net cash used in continuing operations of $369,390 for the year ended December 31, 2014 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in deposits with suppliers of $237,000, in increase in accounts payable and accrued liabilities of $950.

Cash Flows from discontinued operations

The major uses of our operating cash from discontinued operations are general operating expenses (marketing, legal and regulatory, professional expenses, travel and office rent).

Our net cash used in discontinued operations of $49,500 for the year ended December 31, 2014 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes predominantly include a decrease in accounts payable of $7,200.

We expect that cash provided by continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of any future accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not use any cash for investing activities for operations nor for discontinued operations during the years ended December 31, 2014 and 2013.

Net cash provided by financing activities - continuing operations

During the year ended December 31, 2014 we received $367,490 from our new parent Company, WDAS, to finance our operating losses in our new SPACE technology business and the payment of $237,000 in deposits to suppliers.

The Company subsequently received $5 million proceeds from the sale of shares of its common stock during March 2015.

Net cash provided by financing activities - discontinued operations

During the year ended December 31, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. 3,215,000 shares of common stock were sold to 31 investors pursuant to this registration statement for $32,200 in cash. In addition related parties advanced $16,048 to the Company to meet its operating expenses.

During the year ended December 31, 2013 the Company sold 2,000,000 shares of common stock at par to a then Director of the Company for $2,000 in cash.

Future Financings

As at December 31, 2014 there were no arrangements in place for any future equity financing, however, subsequently in March 2015, the Company received $2 million in cash from the sale of 8 million shares of our common stock effective October 29, 2014 and $3 million in cash from Mr. Fabio Galdi, our CEO in return for 12,000,000 shares of our common stock.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Index to the Audited Financial Statements

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

World Media & Technology, Inc.

(formerly Halton Universal Brands Inc.)

Miami, Florida

We have audited the accompanying balance sheets of World Media & Technology Inc. (formerly Halton Universal Brands Inc.) as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Media & Technology Inc. (formerly Halton Universal Brands Inc.) as of December 31, 2014 and 2013 and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company had an accumulated deficit of $212,544 as at December 31, 2014 and had insufficient funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co.,LLC

Wheat Ridge, formerly Arvada, Colorado

April 15, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$ 54	$ 3,206
Deposits with suppliers	340,226	1,512
Total Current Assets	340,280	4,718

Total Assets	$ 340,280	$ 4,718

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 950	$ 17,952
Payable to related parties	925,388	9,600
Total Current Liabilities	926,338	27,552

Total Liabilities	926,338	27,552

Stockholders' Deficit
Net Common stock, $0.001 par value; 75,000,000 shares authorized, 15,220,000 and 4,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013 respectively.	15,220	4,000
Additional paid in capital	1,611,236	12,080
Stock subscription due from parent	(2,000,000)	-
Accumulated (deficit)	(212,514)	(38,914)
Total Shareholders' Deficit	(586,058)	(22,834)

Total Liabilities and Stockholders' Deficit	$340,280	$4,718

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENTS OF OPERATIONS

	For the twelve months
	December 31, 2014	December 31, 2013

Revenues	$ -	$ -

Operating expenses:
Sales and general administrative	62,224	-
Research & development expenses	69,216	-
Total operating expenses	131,440	-

Net loss from continuing operations	(131,440)	-

Discontinued operations:
Loss from discontinued operations	(42,160)	(29,825)

Net loss	$ (173,600)	$ (29,825)

Weighted average shares outstanding; basic and diluted	8,181,644	2,504,110
Net loss per share - Basic and fully diluted
From continuing operations	($0.02)	-
From discontinued operations	($0.00)*	($0.01)
Total net loss per share	($0.02)	($0.01)

“* denotes a loss of less than $(0.01) per share

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Subscription	Accumulated	Total
	Common stock issued		paid-in	due from		Stockholders’
	Shares	Amount	Capital	Parent	(Deficit)	Deficit

Balance at January 1, 2013	2,000,000	$2,000	$ -	$ -	$(9,089)	$(7,089)
Common stock issued for cash on September 30, 2013 at $0.001 per share	2,000,000	2,000	-	-	-	2,000
Forgiveness of amounts due to related party December 1, 2013	-	-	12,080	-	-	12,080
Net loss for the year	-	-	-	-	(29,825)	(29,825)
Balance at December 31, 2013	4,000,000	4,000	12,080	-	(38,914)	(22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	-	32,200
Common stock issued on October 29, 2014 for cash payable at $0.25 per share	8,000,000	8,000	1,992,000	(2,000,000)	-	-
Forgiveness of amounts due to related parties October 29, 2014	-	-	32,848	-	-	32,848
Historic costs incurred in developing SPACE technology acquired	-	-	(454,672)	-	-	(454,672)
Net loss the year	-	-	-	-	(173,600)	(173,600)
Balance at December 31, 2014	15,220,000	$15,220	$1,611,236	$(2,000,000)	$(212,514)	$(586,058)

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2014	December 31, 2013

Cash Flows from Operating Activities:
Net profit (loss) for the period	$ (173,600)	$ (29,825)
Loss from discontinued operations	42,160	29,825
Changes in assets and liabilities
Deposit with suppliers	(237,000)	-
Accounts payable & accrued liabilities	(950)	-
Net cash used in operating activities - continuing operations	(369,390)	-
Net cash used in operating activities - discontinued operations	(49,500)	(14,585)
Net cash used in operating activities	(418,890)	(14,585)

Cash Flows From Investing Activities:	-	-
Net cash (used in) provided by financing activities	-	-

Cash Flows From Financing Activities:
Payable to World Assurance Group Inc.	367,490	-
Net cash provided by financing activities - continuing operations	367,490	-
Net cash provided by financing activities - discontinued operations	48,248	2,000
Net cash provided by financing activities	415,738	2,000

Net increase (decrease) in cash and cash equivalents	(3,152)	(12,585)

Cash and cash equivalents, beginning of the period	3,206	15,791

Cash and cash equivalents, end of the period	54	3,206

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Gain on forgiveness of debt by related parties – discontinued operations	$ 32,848	$ 12,080
Acquisition of the SPACE Technology business and assets from World Assurance Group, Inc.
Deposit with supplier	$ 103,226	$ -
Reimbursement of certain historic costs incurred in developing Space technology charged to additional paid in capital	454,672	-
Payable to World Assurance Group, Inc.	$ 557,898	$ -

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY INC.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 – Organization and Operations

World Media & Technology Corp. (formerly Halton Universal Brands, Inc.) (“WRMT”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on October 22, 2010 (“Inception”).  The Company was originally a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services for manufacturers of grocery, specialty food and health supplements.

On October 29, 2014, World Assurance Group, Inc. (“WDAS”) acquired 7,095,000 shares of the Company’s outstanding common stock, representing approximately 98% of the Company’s issued and outstanding share capital that resulted in a change of control of the Company and with it a change in the Company’s business plan. Effective October 29, 2014 the Company discontinued its brokerage and brand consultancy business and acquired the Space technology business and related asset from WDAS and is now focused on the design, manufacture and marketing of wearable technology products and services.

Acquisition of the Space Technology Business and related assets

Effective October 29, 2014, WDAS sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from WDAS to the Company at the carrying value of such assets within the financial statements of WDAS at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this acquisition was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse WDAS for the supplier deposit and certain costs, totaling $454,672 incurred by WDAS in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to WDAS in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

In November 2014, the board of directors and majority stockholder, WDAS, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.

The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash and cash equivalents.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

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

Pursuant to Section 850-10-20 the Related parties include: (a). affiliates of the Company; (b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d). principal owners of the Company; (e). management of the Company; (f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: (a). the nature of the relationship(s) involved; (b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company derives its revenues from sales of products and services to end users via distribution partners, with revenues being generated upon delivery of the products and/or the services. Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Sales, Marketing and Advertising

We use a variety of marketing, sales and support activities to generate and cultivate ongoing customer demand for our products and services, acquire new customers. We currently sell exclusively through indirect channels. As a result our sales supports efforts are limited to training the indirect channels on the merits of our products over competitive options. We incur promotional costs by way of distributor conferences and sponsoring distributor events with their downstream retail channels and end customers. We will closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales and customer support spending.

Marketing. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

Indirect Sales.  Our indirect sales channel will operate through a number of direct sales organizations that help broaden the adoption of our services without the need for a large direct field sales force.

Customer Support.  While our intuitive and easy-to-use user interface serves to reduce our customers’ need for support, we provide online and phone customer support as well as post-sale implementation support, to help customers configure and use our solution. We track and measure our customer satisfaction and our support costs closely across all channels to provide a high level of customer service in a cost-efficient manner. Customer support is outsourced to specialist service providers who already experience economies of scale from providing such services to multiple organizations.

Research and Development

During the period from inception of the SPACE wearable technology and Lumina glasses business in May 2014 through to December 31, 2014, a total of $522,388 has been incurred in research and development costs. Of this balance, $454,672 was incurred while the SPACE business was owned by WDAS prior to its transfer to the Company on October 29, 2014 and $69,216 was incurred by the Company after it had acquired the business on October 29, 2014.

In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from WDAS to the Company at the carrying value of such assets within the financial statements of WDAS at the time of transfer. The carrying value of the research and development work that had been performed by WDAS at October 29, 2015 was $0 and such costs were expensed in full as incurred. Accordingly, no value was assigned to the transfer of the completed research and development from WDAS to the Company. However, as a condition of the acquisition, the Company agreed to reimburse WDAS for the research and development work performed by WDAS on the SPACE technology prior to October 29, 2014. Consequently, as a result of the acquisition, the Company recorded an intercompany payable to WDAS in the amount and a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($454,672) over carrying value of the research and development  assumed ($0) as a result of this being a transaction between entities under common control.

The $69,216 research and development incurred by the Company after its acquisition of the SPACE technology business was expensed as incurred.

Our research and development has been primarily focused on bringing the first product Lumina Glasses to market in 2015. The research and development expenses throughout 2014 include the design, parts sourcing and prototyping of the Lumina Glasses. We expect that research and development expenses will increase throughout 2015 as the next generation of the Lumina and other SPACE products are continuously improved and additional products and feature types are added. We expect to continue to outsource the main development activities and use expert consultants where required to ensure consistent iterations of products and related services.

Intellectual Property

Our success and ability to compete effectively are dependent in part upon our proprietary technology.  We rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements and other contractual restrictions, to establish and protect our proprietary rights.   Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationships, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

To date, we do not have any federally registered trademarks but do plan to initiate such registrations during 2015.

We do not currently have any patents or patent applications in process.  Any future patent applications with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated.  In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.  Our practice is to affix copyright notices on our product literature in order to assert copyright protection for these works.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary.  Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products.  If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

Consumer technology markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry- forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2014 and 2013.

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

The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification .

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

Reclassification

Certain amounts from prior periods may have been reclassified to conform to the current period presentation. There is no effect on net loss, cash flows or stockholders’ deficit as a result of these reclassifications.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated at December 31, 2014 and 2013.

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

Note 4 – Acquisition of the SPACE Technology Business

On October 29, 2014, the Company’s new parent company, World Assurance Group (WDAS) and two of WDAS’s wholly owned subsidiaries, World Global Group, Inc. (now named World Global Network Corp.) (“WGG”) and World Global Assets, Pte. Ltd. ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby WGA licensed certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement in exchange for a fee of $100 for each SPACE Computer unit produced and sold by the Company.

Subsequently, on January 30, 2015, the Company executed an Asset Purchase Agreement, which replaced and superseded the previous Purchase and Intercompany License Agreement effective as of October 29, 2014 and is retroactively effective as of October 29, 2014, whereby (i) WGA sold all of the SPACE technology and related asset, including certain intellectual property related to WGA’s ‘SPACE’ technology and brand/trademarks, to the Company, (ii) the Company repaid certain expenses and assumed liabilities in the total amount of approximately $550,000 (iii) WDAS agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

The SPACE technology business commenced in May 2014 and the results of its operations while owned by WDAS for the period from its inception in May 2014 to the date of its transfer to the Company effective October 28, 2014 were as follows:

SPACE TECHNOLOGY BUSINESS FOR THE PERIOD FROM MAY 2014 TO OCTOBER 29, 2014

Revenues	$ -

Cost of revenues	-
Gross profit (loss)	-

Operating expenses
Sales and general administrative	1,500
Research and development expenses	453,172

Net (loss)	$ (454,672)

Effective October 29, 2014, WDAS sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from WDAS to the Company at the carrying value of such assets within the financial statements of WDAS at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this transaction was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse WDAS for the supplier deposit and certain costs, totaling $454,672, incurred by WDAS in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to WDAS in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

On a pro forma basis, assuming the Company had owned the SPACE technology business since its inception in May 2014, the Company’s’ financial results for the year ended December 31, 2014 would have been as follows:

	SPACE TECHNOLOGY BUSINESS FOR THE PERIOD FROM MAY 2014 TO OCTOBER 29, 2014	SPACE TECHNOLOGY BUSINESS FOR THE PERIOD FROM OCTOBER 29, 2014 TO DECEMBER 31, 2014.	DIS-CONTINUED OPERATIONS	PRO FORMA STATEMENT OF OPERATIONS

Revenues	$ -	$ -	$ -	$ -

Cost of revenues	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating expenses
Sales and general administrative	1,500	62,224	-	63,724
Research and development expenses	453,172	69,216	-	522,388

Net loss from continuing operations	(454,672)	(131,440)	-	(586,112)

Loss from discontinued operation	-	-	(42,160)	(42,160)

Proforma net loss	$ (454,672)	$ (131,440)	$ (42,160)	$ (628,272)

Note 5 – Discontinued Operations

Effective October 29, 2014, the Company ceased all activities relating to its brokerage and brand consultancy business. The operations relating to that business prior to October 29, 2014 are reported as discontinued in the statement of operations for the years ended December 31, 2014 and 2013.

The components of the discontinued operations are as follows:

	For the twelve months
	December 31, 2014	December 31, 2013

Revenues	$17,300	$19,800
Cost of revenue	1,920	8,500
Gross margins	$15,380	$11,300

Operating expenses:
Sales and general administrative	52,260	32,325
Compensation - officers	5,280	8,800

Total operating expenses	57,540	41,125

Net Loss	$ (42,160)	$ (29,825)

Note 6  – Stockholders’ Deficit

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per

Common stock

During the year ended December 31, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective on January 28, 2014. The Company sold 3,220,000 shares of common stock to 31 investors pursuant to this registration statement for $32,200 in cash.

On October 29, 2014, the Company sold 8,000,000 shares of its common stock at $0.25 per share for $2 million to its parent company WDAS. The stock subscription had not been received by the Company prior to December 31, 2014 but has been received subsequent to year end.

Subscription due from Parent

The $2 million proceeds from the sale of the 8,000,000 shares had not been received at December 31, 2014 and has been recorded in equity as due from parent.

The proceeds have subsequently been received during March 2015.

Additional Paid in Capital

On October 29, 2014, the former President and stockholders of the Company forgave advances of $16,048 and accrued compensation of $16,800 or $32,848 in aggregate. The gain on the forgiveness of these liabilities with related parties has been recorded as contributions to additional paid in capital.

On October 29, 2014, WDAS transferred its SPACE technology business and related to the Company for purchase consideration of $557,898. As the transaction was between entities under common control, the excess of liabilities incurred ($557,898) on the acquisition over carrying value of the assets assumed ($103,226) has been recognize as a reduction of additional paid in capital of $454,672.

Note 7 – Related Party Transactions

On October 29, 2014 the Company’s Parent Company, World Assurance Group (WDAS) and two of WDAS’s wholly owned subsidiaries, World Global Group, Inc. (now named World Global Network Corp.) (“WGG”) and World Global Assets, Pte. Ltd. ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby (i) WGA licensed certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement in exchange for a fee of $100 for each SPACE Computer unit produced and sold by the Company, (ii) WGG subleased certain real estate to the Company, and (iii) WGA agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

As at December 31, 2014, the proceeds from the sale of the shares had not been received and have been recorded as ‘Due from Parent’ in Shareholders Deficit. The proceeds have subsequently been received during March 2015.

Subsequently, on January 30, 2015, the Company executed an Asset Purchase Agreement, which replaced and superseded the previous Purchase and Intercompany License Agreement effective as of October 29, 2014 and is retroactively effective as of October 29, 2014, whereby (i) WGA sold all of the SPACE technology and related asset, including certain intellectual property related to WGA’s ‘SPACE’ technology and brand/trademarks, to the Company, (ii) the Company repaid certain expenses and assumed liabilities in the total amount of approximately $550,000 (iii) WDAS agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from WDAS to the Company at the carrying value of such assets within the financial statements of WDAS at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this transaction was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse WDAS for the supplier deposit and certain costs, totaling $454,672, incurred by WDAS in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to WDAS in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

90% of WDAS is beneficially owned and controlled by Fabio Galdi, our CEO and the CEO of WDAS.

The Company subleases facilities with WGG and under its real estate sublease with WGG will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month. In December of 2014, WGG was sold by WDAS to World Capital Holding (FZC), a company beneficially owned and controlled by Fabio Galdi, the Company’s CEO.  The terms and conditions of the sublease from WGG to the Company remain in full force and effect. The Company recognized $10,000 of rental expense in respect of this lease during the year ended December 31, 2014.

Consulting services from former President, Chief Executive Officer, Secretary and Treasurer and former Chief Financial Officer

During the year ended December 31, 2014, $5,260 in officers’ compensation to the former President was recorded within Loss from Discontinued Operations. During the year ended December 31, 2013, $13,800 in officers’ compensation was recorded within Loss from Discontinued Operations.

For the twelve months
	December 31, 2014	December 31, 2013
Former President, Chief Executive Officer(s)	$ 5,260	$ 9,000
Former Chief Financial Officer, Secretary and Treasurer	-	4,800

	$ 5,260	$ 13,800

Payable to Related Parties

Balance due to Directors and Officers

As at December 31, 2014 and 2013 the Company owed its directors and officers $0 and $9,600 respectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company.

Balance due to WDAS

As at December 31, 2014 and 2013 the Company owed WDAS $925,338 and $0 respectively.

The balance at December 31, 2014 represented $557,898 payable as consideration for the transfer of the SPACE technology business and related asset from WDAS to the Company and the provision by WDAS of $367,490 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from October 29, 2014 to December 31, 2014.

The balance is unsecured, due on demand and interest free.

Forgiveness of Advances and Accrued Compensation from Former Officers

On October 29, 2014, the Company settled amounts due to its former directors and officers, whereby the President and stockholders forgave advances of $16,048 and accrued compensation of $16,800 or $32,848 in aggregate. This amount was recorded as contributions to additional paid in capital.

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

Family Relationships

There are no family relationships among our officers and directors, other than Fabio Galdi and Alfonso Galdi, who are brothers.

Note 8 – Income Tax

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately 212,514 that may be offset against future taxable income through 2030 - 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $72,255, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance. Following the change of ownership effective October 29, 2014, annual limitations may apply to the future use of these brought forward tax losses.

Components of deferred tax assets at December 31, 2014 and 2013 are as follows:

	For the twelve months
	December 31, 2014	December 31, 2013
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry forwards	72,255	$ 5,837
Less valuation allowances	(72,255)	(5,837)

Deferred tax assets, net of valuation allowance	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $66,418 and $4,474 for the fiscal years ended December 31, 2014 and 2013 respectively.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the twelve months
	December 31, 2014	December 31, 2013
Federal statutory income tax rate	34%	15%
Change in valuation allowance on net operating loss carry-forwards	(34%)	(15%)
Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were the following reportable subsequent events to be disclosed:

Receipt of proceeds from WDAS is return for issuance of 8,000,000 Common stock on October 29, 2014.

On March 23, 2015 the Company received $2,000,000 in cash due from World Assurance Group Inc. for the issuance of 8,000,000 common shares on October 29, 2014 pursuant to the Purchase And Intercompany License Agreement.

Unregistered Sales of Equity Securities

On March 25, 2015, the “Company” sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, at for $3 million or $0.25 per share. Payment has been received for the sale of these shares. This represents a 44% beneficial ownership interest in the Company held directly by Mr. Fabio Galdi. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “ Securities Act ”), provided by Section 4(2) of the Securities Act.

Entry into a Material Definitive Agreement.

On March 30, 2015, World Media & Technology Corp., a Nevada corporation (“WRMT” or the “Purchaser”), a majority owned subsidiary of World Assurance Group, Inc., a Nevada corporation (“WDAS” or “Parent”), PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”) entered into a Common Stock Purchase Agreement (the “SPA”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of WDAS’s common stock, which represents 5% of WDAS’s total issued and outstanding shares of the Closing Date, being issued to the Seller.  The SPA provides for certain additional rights and obligations of the parties, including PayNovi agreeing to certain provisions relating to public disclosure, confidentiality, consents and filings, and transfer and additional issuance restrictions.  The closing of the issuance of all of the shares occurred on March 31, 2015. The description of the SPA above is qualified in its entirety by reference to the full text of the SPA filed as Exhibit 10.4 hereto.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2014 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name

Position

Fabio Galdi

President, Chief Executive Officer, Secretary and Director

Alfonso Galdi

Chief Financial Officer, Treasurer and Director

Alessandro Senatore

Chief Operating Officer, Director

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

Biographical Information Regarding Officers and Directors

Fabio Galdi:

On October 29, 2014 Mr. Fabio Galdi was named our Chief Executive Officer, President and Secretary, and appointed as Chairman of the Board of Directors. Mr. Galdi has also served as Chairman of the Board, Chief Executive Officer and Secretary of World Assurance Group, Inc. since March 5, 2014.  Mr. Galdi is a computer science and telecommunications expert. He graduated in 1992 from the Technical and Industrial College at ITIS G. Marconi, Italy with a degree in Computer Science.

Mr. Galdi began his career as an Internet and technology entrepreneur.  On March 18, 1994, he created and was named CTO of the People's Network, an Internet start-up in Europe that became Italy’s second largest ISP and the fifth largest in Europe. He set up a franchising organization with more than 60 Point of Presences (PoPs) throughout the territory and he expanded his activity into the UK in 1996. In November of 1997 he successfully exited this business.

Mr. Galdi subsequently founded Mecotek International on May 15, 1997, an IT company based in Singapore. At Mecotek International, he served as President and Chairman of the Board and was responsible for Product Strategy. In 2001, Mecotek formed two manufacturing plants in China and one in Thailand in 2002. At this time, he led Mecotek to partner with Italy’s public administration to undertake one of their biggest custom-made, personal computer project, valued at more than 60 Million Euros.

In early 2005, he founded his first Network Marketing company specializing in Telecommunication, Telme Communication Pte Ltd, and created one of the first retail, fixed and mobile-VoIP platforms, launching as one of the first consumer-based VoIP applications in Europe, Russia and Latin America. Within 3 years, he had operations in more than 50 countries, with more than 250,000 subscribers and 75,000 distributors, thanks to the innovative Multidimensional Marketing business model that topped more than $100 million dollars in revenue.  Mr. Galdi resigned from this company on December 10, 2009.

Today, Mr. Galdi is also the President and CEO of World Global Network Pte Ltd, a multinational company based in Singapore that conducts direct selling business related to new opportunity technologies and communications products.  Mr. Galdi was appointed President and CEO of World Global Network Pte Ltd on November 10, 2010.

Alfonso Galdi.

On October 29, 2014, Alfonso Galdi was named to act as our new Chief Financial Officer and Treasurer, and appointed as a Member of the Board of Directors of the Registrant. Mr. Alfonso Galdi has also served as Chief Financial Officer and a member of the Board of Directors of World Assurance Group, Inc. since March 5, 2014.  Alfonso Galdi has a career spanning more than 20 years.

Currently, Alfonso Galdi is also CFO of World Global Network PLC, a multinational public company based in the UK. At the early stage of his career, Alfonso founded Microsys Informatica in 1994 (a retail IT distribution company), which he left on October 22, 1996  Mr. Alfonso Galdi then went on September  10, 2002 to become the Managing Director at one of Italy’s top IT manufacturer and wholesaler companies, Mecotek Italia Spa and subsequently contributed to building and managing successful businesses, by building company revenues to over $100 million.  Alfonso Galdi left Mecotek Italia Spa on October 27, 2004.

Mr. Galdi holds a Computer Science degree from the Technical and Industrial College at ITIS G.Marconi, Italy.

Alessandro Senatore.

On October 29, 2014, Mr. Alessandro Senatore was named to act as our Chief Operating Officer and appointed as a Member of the Board of Directors. Mr. Senatore has also served as the Chief Operating Officer and board member of World Assurance Group, Inc. since March 5, 2014.  Alessandro Senatore holds a degree in Computer Science from the Technical and Industrial College ITIS B.Focaccia (Salerno, Italy) and a PhD in Computer Science in 2004 at the University of Salerno (Italy).

From 1 March 2001 to 28 February 2004, Mr. Senatore ran his first business, PubliRete, an IT company developing web portals and communication solutions over main media networks.

From 4 March 2004 until 31 December 2005 he joined CRMPA (Research Center in Pure Mathematic Applied), a university research center working on mathematic models applied in new Information Technology concepts and also working on projects related to adaptive E-Learning.

In 2006, his interests brought him into the area of Business Intelligence at Sis-temi Corporation, exactly from January of 2006 until June of 2007, where he was project manager. There, he developed applications for various important corporations, helping them to follow their business by controlling growth and risk factors.  From July of 2007 until December of 2010, Alessandro Senatore worked in the industry of network marketing and telecommunication in the role of CTO.

Currently, and as of 5 January 2011, Mr. Senatore is also the COO, a Board Member and co-founder at World Global Network PLC, a multinational public company based in the UK, that conducts direct selling business related to new opportunity, technologies and communications products.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Award Options ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Totals ($)

Fabio Galdi,	2014	-	-	-	-	-	-	-	-
President, CEO, Secretary	2013	-	-	-	-	-	-	-	-

Alfonso Galdi,	2014	-	-	-	-	-	-	-	-
Chief Financial Officer, Treasurer	2013	-	-	-	-	-	-	-	-

Alessandro Senatore,	2014	-	-	-	-	-	-	-	-
Chief Operating Officer	2013	-	-	-	-	-	-	-	-

Elena Shmarihina,	2014	-	-	-	-	-	-	5,260	5,260
Former President, Former CEO	2013	-	-	-	-	-	-	4,000	4,000

Alexander Averchenko,	2014	-	-	-	-	-	-	-	-
Former CFO, Former Treasurer, Former Secretary	2013	-	-	-	-	-	-	4,800	4,800

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2014 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended December 31, 2014 and 2013.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2014, there are no common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers. The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2014.

	Option Awards:		Equity Incentive Plan Awards:
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Stock Awards Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested.	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Fabio Galdi Chief Executive Officer, President, Secretary	--	--	--	--	--	--	--	--	--
Alfonso Galdi, Chief Financial Officer, Treasurer	--	--	--	--	--	--	--	--	--
Alessandro Senatore, Chief Operating Officer	--	--	--	--	--	--	--	--	--

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2014: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2014 there were 15,220,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %
Common	World Assurance Group Inc. (“WDAS”)	15,095,000	99%
Common	Fabio Galdi, CEO, Secretary and Director	0*	0*
Common	Alfonso Galdi, CFO and Director	0	0
Common	Alessandro Senatore, COO and Director	0	0
Common	All executive officers and directors as a group (3 persons)	0	0

* Fabio Galdi beneficially owns the 15,095,000 WRMT shares owned directly by World Assurance Group, Inc. through his beneficial ownership and control of World Assurance Group, Inc., a company that he is also CEO, Secretary and Director of.

(1)   Applicable percentage of ownership is based on 15,220,000 shares of common stock outstanding on December 31, 2014.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 29, 2014 the Company’s Parent Company, World Assurance Group (WDAS) and two of WDAS’s wholly owned subsidiaries, World Global Group, Inc. (now named World Global Network Corp.) (“WGG”) and World Global Assets, Pte. Ltd. ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby (i) WGA licensed certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement in exchange for a fee of $100 for each SPACE Computer unit produced and sold by the Company, (ii) WGG subleased certain real estate to the Company, and (iii) WGA agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

As at December 31, 2014, the proceeds from the sale of the shares had not been received and have been recorded as ‘Due from Parent’ in Shareholders Equity. The proceeds have subsequently been received during March 2015.

Subsequently, on January 27, 2015, the Company executed an Asset Purchase Agreement, which replaced and superseded the previous Purchase and Intercompany License Agreement effective as of October 29, 2014 and is retroactively effective as of October 29, 2014, whereby (i) WGA sold all of the SPACE Business assets, including certain intellectual property related to WGA’s ‘SPACE’ technology and brand/trademarks, to the Company , (ii) the Company agreed to repay certain expenses and assumed liabilities in the total amount of approximately $550,000 , and (iii) WDAS agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

90% of WDAS is beneficially owned and controlled by Fabio Galdi, our CEO and the CEO of WDAS.

The Company is sharing office facilities with WGG and under its real estate sublease with WGG will be recharged rent and a cost allocation for the property based on the amount of space that it uses. Details of the duration of the lease, the amount of space to be occupied and the amount of the lease payment has yet to be finalized. In December of 2014, WGG was sold by WDAS to World Capital Holding (FZC), a company beneficially owned and controlled by Fabio Galdi, the Company’s CEO.  The terms and conditions of the sublease from WGG to the Company remain in full force and effect.

Consulting services from former President, Chief Executive Officer, Secretary and Treasurer and former Chief Financial Officer

During the year ended December 31, 2014, $5,260 in officers’ compensation to the former President was recorded within Loss from Discontinued Operations. During the year ended December 31, 2013, $13,800 in officers’ compensation was recorded within Loss from Discontinued Operations.

For the twelve months
	December 31, 2014	December 31, 2013
Former President, Chief Executive Officer(s)	$ 5,260	$ 9,000
Former Chief Financial Officer, Secretary and Treasurer	-	4,800

	$ 5,260	$ 13,800

Accounts Payable – Related Parties

Balance due to Directors and Officers

As at December 31, 2014 and 2013 the Company owed its directors and officers $0 and $9,600 respectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company.

Balance due to WDAS

As at December 31, 2014 and 2013 the Company owed WDAS $925,338 and $0 respectively.

The balance at December 31, 2014 represented $557,898 payable as consideration for the transfer of the SPACE technology business and related asset from WDAS to the Company and the provision by WDAS of $367,490 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from October 29, 2014 to December 31, 2014.

The balance is unsecured, due on demand and interest free.

Forgiveness of Advances and Accrued Compensation from Former Officers

On October 29, 2014, the Company settled amounts due to its former directors and officers, whereby the President and stockholders forgave advances of $16,048 and accrued compensation of $16,800 or $32,848 in aggregate. This amount was recorded as contributions to additional paid in capital.

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

Family Relationships

There are no family relationships among our officers and directors, other than Fabio Galdi and Alfonso Galdi, who are brothers.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Fabio Galdi, is also our chief executive officer; our director Alfonso Galdi is also our chief financial officer; and our director, Alessandro Senatore is also our Chief Operating Officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014, and 2013, we engaged Cutler & Co, LLC, as our independent auditor. For the years ended December 31, 2014, and 2013, we incurred fees as discussed below:

For the twelve months
	December 31, 2014	December 31, 2013
Audit fees	$9,500	$ 3,500
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

PART IV

Item 15.

EXHIBITS

Exhibit
Number	Exhibit Description	Location

3.1	Articles of Incorporation.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013
3.2	Bylaws.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013
4.1	Subscription Agreement.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013
4.2	Stock Purchase Agreement between World Assurance Group, Inc., Elena Shmarihina and Halton Universal Brand, Inc.	Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on November 4, 2014
4.3	Stock Purchase Agreement between World Assurance Group, Inc., Alexander Averchenko and Halton Universal Brand, Inc.	Incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on November 4, 2014
4.4	Amendment No. 1 to Stock Purchase Agreement between World Assurance Group, Inc., Elena Shmarihina and Halton Universal Brand, Inc.	Incorporated by reference to Exhibit 2.3 of Registrant’s Form 8-K filed on November 4, 2014
4.5	Amendment No. 1 to Stock Purchase Agreement between World Assurance Group, Inc., Alexander Averchenko and Halton Universal Brand, Inc.	Incorporated by reference to Exhibit 2.4 of Registrant’s Form 8-K filed on November 4, 2014
10.1	Purchase and Intercompany License Agreement between World Assurance Group, Inc., World Global Group, Inc., World Global Assets, Inc. and Halton Universal Brands, Inc. dated October 29, 2014	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 4, 2014
10.2

Asset Purchase  Agreement between World Assurance Group, Inc.,  World Global Assets, Inc. and Halton Universal Brands, Inc. dated January 30, 2015 (replaces and supersedes the Purchase and Intercompany License Agreement, Exhibit 10.1, in its entirety).

Filed herewith.

10.3	Contribution and Assignment Agreement between World Global Assets, Inc. and Halton Universal Brands, Inc.	Filed herewith.
10.4	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between World Media & Technology Corp., World Assurance Group, Inc., PayNovi Ltd. and Anch Holdings Ltd.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 7, 2015.
17.1	Resignation Letter of Elena Shmarihina as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.1 of Registrant’s Form 8-K filed on November 4, 2014
17.2	Resignation Letter of Elena Shmarihina as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.2 of Registrant’s Form 8-K filed on November 4, 2014
17.3	Resignation Letter of Alexander Averchenko as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.3 of Registrant’s Form 8-K filed on November 4, 2014
17.4	Resignation Letter of Alexander Averchenko as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.4 of Registrant’s Form 8-K filed on November 4, 2014

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

Date: April 15, 2015

WORLD MEDIA & TECHNOLOGY CORP.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer), Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	April 15, 2015
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	April 15, 2015
Alfonso Galdi