Form 10-Q
period 2015-03-31
World Media & Technology Corp.
filed 2015-05-20
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-192156

World Media & Technology Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-1204713
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Brickell Ave., Suite 1775, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 20, 2015
Common Stock, $0.001 par value	28,581,000

WORLD MEDIA & TECHNOLOGY CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD MEDIA & TECHNOLOGY CORP.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014 (audited)	F-1

Condensed Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2014 (audited) and the Three Months Ended March 31, 2015 (unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	F-4

Notes to the Condensed Unaudited Financial Statements	F-5

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$ 5,000,999	$ 54
Prepayments	340,226	340,226
Total Current Assets	5,341,225	340,280

Equity method investments	1,428,530	-

Total Assets	$ 6,769,055	$ 340,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 2,450	$ 950
Payable to related parties	2,067,283	925,388
Total Current Liabilities	2,069,733	926,338

Total Liabilities	2,069,733	926,338

Stockholders' Equity (Deficit)
Net Common stock, $0.001 par value; 75,000,000 shares authorized, 28,581,000 and 15,220,000 shares issued and outstanding as of March 31, 2015 (unaudited) and December 31, 2014, respectively.	28,581	15,220
Additional paid in capital	5,278,375	1,611,236
Subscription due from parent	-	(2,000,000)
Accumulated deficit	(606,934)	(212,514)
Total Stockholders' Equity (Deficit)	4,700,022	(586,058)

Total Liabilities and Stockholders' Equity (Deficit)	$ 6,769,055	$ 340,280

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months
	March 31, 2015	March 31, 2014

Revenue	$ -	$ -

Operating expenses:
Sales and general administrative	24,377	-
Research & development expenses	370,043	-
Net loss from continuing operations	(394,420)	-

Loss from discontinued operations	-	(12,020)

Net loss	$ (394,420)	$ (12,020)

Weighted Average Shares Outstanding – Basic and fully diluted	16,147,837	4,332,164

Net loss per share - Basic and fully diluted
From continuing operations	($0.02)	-
From discontinued operations	-	($ 0.00)*
Net loss per share - Basic and fully diluted	($0.02)	($ 0.00)*

*Denotes a loss less than ($0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total

Balance at December 31, 2013 audited	4,000,000	$ 4,000	$ 12,080	$ -	$ (38,914)	$ (22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	-	32,200
Share subscription payable by parent on acquisition	8,000,000	8,000	1,992,000	-	-	2,000,000
Share subscription due from parent	-	-	-	(2,000,000)	-	(2,000,000)
Forgiveness of amounts due to related parties October 29, 2014	-	-	32,848	-	-	32,848
Historic costs incurred in developing SPACE technology acquired	-	-	(454,672)	-	-	(454,672)
Net operating loss for the year	-	-	-	-	(173,600)	(173,600)
Balance at December 31, 2014 - audited	15,220,000	15,220	1,611,236	(2,000,000)	(212,514)	$ (586,058)
Share subscription due from parent received	-	-	-	2,000,000	-	2,000,000
Shares issued for cash	12,000,000	12,000	2,988,000	-	-	3,000,000
Shares issued as partial consideration for investment in Paynovi Limited	1,361,000	1,361	679,139	-	-	680,500
Net loss for period	-	-	-	-	(394,420)	(394,420)
Balance at March 31, 2015 - unaudited	28,581,000	$ 28,581	$ 5,278,375	$ -	$ (606,934)	$ 4,700,022

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net profit (loss) for the period	$ (394,420)	$ -
Loss from discontinued operations	-	(12,020)
Changes in assets and liabilities, net of acquisition and disposals:
Accounts payable & accrued liabilities	1,500	-
Net cash used in operating activities - continuing operations	(392,920)	-
Net cash used in operating activities - discontinued operations	-	(7,580)
Net cash used in operating activities	(392,920)	(7,580)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by financing activities - continuing operations	393,865	-
Proceeds from sale of common stock	5,000,000	-
Net cash provided by financing activities - discontinued operations	-	32,200
Net cash provided by financing activities	5,393,865	32,200

Net increase (decrease) in cash and cash equivalents	5,000,945	24,620

Cash and cash equivalents, beginning of the period	54	3,206

Cash and cash equivalents, end of the period	$ 5,000,999	$ 27,826

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Investment in Paynovi Ltd.
1,361,000 common shares issued	$ 680,500	$ -
3,937,005 common shares issued by Power Clouds Inc.	748.030	-
	$ 1,428,530	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

On October 29, 2014, Power Clouds, Inc. (formerly World Assurance Group, Inc.)  (“PWCL”) acquired 7,095,000 shares of the Company’s outstanding common stock, representing approximately 98% of the Company’s issued and outstanding share capital that resulted in a change of control of the Company and with it a change in the Company’s business plan. Effective October 29, 2014 the Company discontinued its brokerage and brand consultancy business and acquired the SPACE technology business and related asset from PWCL and is now focused on the design, manufacture and marketing of wearable technology products and services.

Acquisition of the Space Technology Business and related assets

Effective October 29, 2014, PWCL sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from PWCL to the Company at the carrying value of such assets within the financial statements of PWCL at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this acquisition was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse PWCL for the supplier deposit and certain costs, totaling $454,672 incurred by PWCL in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to PWCL in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

In November 2014, the board of directors and majority stockholder, PWCL, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp.

Investment in PayNovi Ltd.

On March 30, 2015, the Company entered into a Common Stock Purchase Agreement (the “SPA”) by and among PWCL, PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Company, and the Company agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of PWCL’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller.

Paynovi operates in the mobile and online payments market and offers products such as mobile wallet, prepaid cards and online payment programs, as a white label, to its partners. WRMT has taken a minority shareholding in Paynovi to gain a strategic position in the mobile payments space but also as a part of a strategy to ultimately offer mobile wallet capabilities as part its SPACE wireless offerings in order to gain a competitive advantage over other providers.

We are accounting for this investment under the equity method as we own 35% of PayNovi and therefore exercise significant influence over the company.

Note 2 – summary of significant accounting policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Condensed Unaudited Interim Financial Statements

The accompanying condensed unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed unaudited interim  financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission and declared effective on April 15, 2015.

Development Stage Company

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. Consequently this additional disclosure has not been presented in these financial statements

Use of Estimates and Assumptions

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

Investment in partnerships, unincorporated joint ventures or limited liability companies

The Company follows subtopic 323-30 of the FASB Accounting Standards Codification for investments in partnerships, unincorporated joint ventures or limited liability companies, as amended by the International Accounting Standard (IAS) 28.

The Company uses the equity method of accounting for investments in associate companies. An associate is an entity over which the investor has significant influence by owning over 20% of the common stock but less than 50%. A subsidiary is not an associate and an interest in a joint venture is not an associate.

The investment is initially recognized at cost. After the acquisition date, a change in the Company’s share of the associate’s net assets adjusts the carrying amount of investment. A change in the Company’s share of the associates profit or loss is recognized in the Company’s profit or loss while any change in the Company’s share of the associate’s other comprehensive income is recognized in the Company’s other comprehensive income. Distributions received from an associate reduce the carrying amount of the investment.

On March 30, 2015 the Company acquired a 35% shareholding in PayNovi Ltd. A limited liability company registered in Ireland. The initial consideration was the issuance of 1,316,000 common shares of the Company and the issuance of 3,937,005 common shares of Power Clouds Inc., our parent and majority shareholder. The Company recorded an initial investment of $1,428,531 being the market value of the shares issued on the closing date. (See Note 4 below for further details).

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

Marketing

We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

Indirect Sales

Our indirect sales channel will operate through a number of direct sales organizations that help broaden the adoption of our services without the need for a large direct field sales force.

Customer Support

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

The Company recorded no advertising costs for the three months ending March 31, 2015.

Research and Development

The Company follows subtopic 730-10 of the FASB Accounting Standards Codification for research and development costs.

Research and development costs are charged to expense when incurred.

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

For the quarter ending March 31, 2015, we incurred $370,043 in research and development costs.

During the period from inception of the SPACE wearable technology and Lumina glasses business in May 2014 through to December 31, 2014, a total of $522,388 has been incurred in research and development costs. Of this balance, $454,672 was incurred while the SPACE business was owned by PWCL prior to its transfer to the Company on October 29, 2014 and $69,216 was incurred by the Company after it had acquired the business on October 29, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2015 and 2014.

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

There were no potentially dilutive shares issued or outstanding during the three months ended March 31, 2015 and 2014.

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

Note 3 – Acquisition of the SPACE Technology Business

On October 29, 2014, the Company’s new parent company, PWCL and two of PWCL’s wholly owned subsidiaries, World Global Group, Inc. (now named World Global Network Corp.) (“WGG”) and World Global Assets, Pte. Ltd. ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby WGA licensed certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement in exchange for a fee of $100 for each SPACE Computer unit produced and sold by the Company.

Subsequently, on January 30, 2015, the Company executed an Asset Purchase Agreement, which replaced and superseded the previous Purchase and Intercompany License Agreement effective as of October 29, 2014 and is retroactively effective as of October 29, 2014, whereby (i) WGA sold all of the SPACE technology and related asset, including certain intellectual property related to WGA’s ‘SPACE’ technology and brand/trademarks, to the Company, (ii) the Company repaid certain expenses and assumed liabilities in the total amount of approximately $550,000 (iii) PWCL agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

The SPACE technology business commenced in May 2014 and the results of its operations while owned by PWCL for the period from its inception in May 2014 to the date of its transfer to the Company effective October 28, 2014 were as follows:

SPACE TECHNOLOGY BUSINESS FOR THE PERIOD FROM MAY 2014 TO OCTOBER 29, 2014

Revenues	$ -

Cost of revenues	-
Gross profit (loss)	-

Operating expenses
Sales and general administrative	1,500
Research and development expenses	453,172
Net (loss)	$ (454,672)

Effective October 29, 2014, PWCL sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from PWCL to the Company at the carrying value of such assets within the financial statements of PWCL at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this transaction was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse PWCL for the supplier deposit and certain costs, totaling $454,672, incurred by PWCL in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to PWCL in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

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

Note 4 – Stock Purchase Agreement with PayNovi.

On March 30, 2015, the Company entered into a Common Stock Purchase Agreement (the “SPA”) by and among PWCL, PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Company, and the Company agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of PWCL’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller.  The SPA provides for certain additional rights and obligations of the parties, including PayNovi agreeing to certain provisions relating to public disclosure, confidentiality, consents and filings, and transfer and additional issuance restrictions.  The closing of the issuance of all of the shares occurred on March 31, 2015. The description of the SPA above is qualified in its entirety by reference to the full text of the SPA filed as an Exhibit hereto.

Paynovi operates in the mobile and online payments market and offers products such as mobile wallet, prepaid cards and online payment programs, as a white label, to its partners. WRMT has taken a minority shareholding in Paynovi to gain a strategic position in the mobile payments space but also as a part of a strategy to ultimately offer mobile wallet capabilities as part its SPACE wireless offerings in order to gain a competitive advantage over other providers.

Consideration for the investment was as follows:

FAIR MARKET VALUE OF SHARES ISSUED ON DATE OF TRANASACTION

1,316,000 shares of WRMT’s common stock @ $0.50 per share closing price on March 30, 2015	$ 680,500
3,937,005 shares of PWCL common stock @ $0.145 per share closing price on March 30, 2015	748,030
Total investment	$ 1,428,530

In accordance with ASC 323-10 , the total initial investment of $1,428,530 representing the fair market value of the shares issues as consideration for the acquisition of the investment in PayNoviwas recorded as an equity method investment.

The fair market value of the PWCL shares issued $748,030 is recorded within due to related parties.

Note 5 - Stockholder’s Deficit

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

Unregistered Sales of Equity Securities

On October 29, 2014, the Company sold 8,000,000 shares of its common stock at $0.25 per share for $2 million to its parent company, PWCL.  During the three months ended March 31, 2015, on March 23, 2015, the Company received $2,000,000 in cash due from PWCL for the issuance of 8,000,000 common shares on October 29, 2014. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares. This represents a 44% beneficial ownership interest in the Company held directly by Mr. Fabio Galdi. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

On March 31, 2015, the Company issued 1,361,000 shares of the Company’s common stock to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details). The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

Additional Paid in Capital

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share.  The Company recorded $2,988,000 as additional paid in capital in relation to this issuance to reflect the difference between the cash received and the par value of the shares issued.

On March 31, 2015, the Company issued 1,361,000 shares of the Company’s common stock to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi. The Company recorded $679,139 as additional paid in capital in relation to this issuance to reflect the difference between the market value on the date of the transaction and the par value of the shares issued.

Note 6 – Related Party Transactions

On October 29, 2014 the Company’s Parent Company, PWCL and two of PWCL’s wholly owned subsidiaries, World Global Group, Inc. (now named World Global Network Corp.) (“WGG”) and World Global Assets, Pte. Ltd. ("WGA"), entered into a Purchase And Intercompany License Agreement with the Company whereby (i) WGA licensed certain intellectual property related to WGA’s ‘SPACE’ technology and brand to the Company pursuant to a License Agreement in exchange for a fee of $100 for each SPACE Computer unit produced and sold by the Company, (ii) WGG subleased certain real estate to the Company, and (iii) WGA agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.  As at March 31, 2015, the proceeds from the sale of the shares had been received.

Subsequently, on January 30, 2015, the Company executed an Asset Purchase Agreement, which replaced and superseded the previous Purchase and Intercompany License Agreement effective as of October 29, 2014 and is retroactively effective as of October 29, 2014, whereby (i) WGA sold all of the SPACE technology and related asset, including certain intellectual property related to WGA’s ‘SPACE’ technology and brand/trademarks, to the Company, (ii) the Company repaid certain expenses and assumed liabilities in the total amount of approximately $550,000 (iii) PWCL agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.

In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from PWCL to the Company at the carrying value of such assets within the financial statements of PWCL at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this transaction was a supplier deposit for $103,226 as all other assets transferred had no carrying value. As a condition of the acquisition, the Company agreed to reimburse PWCL for the supplier deposit and certain costs, totaling $454,672, incurred by PWCL in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to PWCL in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred ($557,898) over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

Over 70% of PWCL is beneficially owned and controlled by Fabio Galdi, our CEO and the Chairman of PWCL.

The Company subleases facilities with WGG and under its real estate sublease with WGG will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month. In December of 2014, WGG was sold by PWCL to World Capital Holding (FZC), a company beneficially owned and controlled by Fabio Galdi, the Company’s CEO.  The terms and conditions of the sublease from WGG to the Company remain in full force and effect. The Company recognized $15,000 of rental expense in respect of this lease during the three months ended March 31, 2015 and owed a total of $25,000 to WGG as at March 31, 2015.

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares.

On March 31, 2015, Power Clouds Inc (“PWCL”) our parent issued 3,937,005 shares of its common stock to Anch Holdings Ltd., an Irish limited liability company (the “Seller”) pursuant a Common Stock Purchase Agreement (the “SPA”) by and among PWCL, PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Company, and the Company agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of PWCL’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller. The $748,030 reflecting the fair market value of the shares issued by PWCL on March 31, 2015 is included within the due related parties balance of as at March 31, 2015.

Consulting services from former President, Chief Executive Officer, Secretary and Treasurer and former Chief Financial Officer

During the three months ended March 31, 2015, $0 in officers’ compensation to the former President was recorded within Loss from Discontinued Operations. During the three months ended March 31, 2014, $1,440 in officers’ compensation was recorded within Loss from Discontinued Operations.

For the three months ended
	March 31, 2015	March 31, 2014
Former President, Chief Executive Officer(s)	$ -	$ -
Former Chief Financial Officer, Secretary and Treasurer	-	1,440
	$ -	$ 1,440

Payable to Related Parties

Amounts due to related party as at March 31, 2015 are as follows:

	March 31, 2015	December 31, 2014
Power Clouds Inc. (PWCL) - parent and majority shareholder	$ 748,030	$ -
World Global Assets pte Ltd (WGA) – owned by PWCL	1,294,253	915,388
World Global Group Inc. (WGG) – owned indirectly by our CEO	25,000	10,000
Total due to related parties	$ 2,067,283	$ 925,388

These amounts are due on demand, carry no terms and accrue no interest.

Balance due to Directors and Officers

As at March 31, 2015 and 2014 the Company owed its directors and officers $0 and $12,000 espectively. These amounts represent unpaid consulting fees, cash advances and expenses incurred on behalf of the Company.

Balance due to PWCL

As at March 31, 2015 and 2014 the Company owed PWCL $748,030 and $0 respectively.

The balance at March 31, 2015 represented the fair market value of 3,937,005 shares of the PWCL’s common stock issued to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details).

Balance due to World Global Assets pte Ltd. (‘WGA”)

The balance at March 31, 2015 represented $557,898 payable as consideration for the transfer of the SPACE technology business and related asset from WGA to the Company on October 29, 2014, (See Note 3 above for more details) and the provision by WGA of $736,355 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from October 29, 2014 to March 31, 2015.

Balance due to World Global Group Inc. (‘WGG”)

The balance at March 31, 2015 represented $25,000 payable under a sublease with WGG for our corporate offices at 600 Brickell Ave., Suite 1775, Miami, Florida. Under the terms of the subleae with WGG, the Company will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month.

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

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on May 19, 2015 to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

On October 29, 2014, Power Clouds, Inc. (formerly World Assurance Group, Inc.) (PWCL) acquired 7,095,000 of the outstanding common stock that resulted in a change of control of the Company and with it a change in the Company’s business plan from a brokerage and brand consultancy firm specializing in product development, brand consultation, product launches and brokerage services to that of the design, manufacture and marketing of wearable technology products and services.

Acquisition of the Space Technology Business and related assets

Effective October 29, 2014, PWCL sold its SPACE technology business and certain related assets to the Company. In accordance with ASC 805-50, as this transaction is deemed to be between entities under common control, the assets of the SPACE technology business were transferred from PWCL to the Company at the carrying value of such assets within the financial statements of PWCL at the time of transfer. Accordingly, the sole asset recorded by the Company as a result of this acquisition was a supplier deposit for $103,226 as all other assets transferred had a carrying value of $0. As a condition of the acquisition, the Company agreed to reimburse PWCL for the supplier deposit and certain costs, totaling $454,672 incurred by PWCL in the development of the Space technology. As a result of the acquisition, the Company recorded: (1) a current asset for the supplier deposit in the amount of $103,226; (2) an intercompany payable to PWCL in the amount of $557,898; and (3) a reduction of additional paid in capital of $454,672 representing the excess of liabilities incurred $557,898 over carrying value of the assets assumed ($103,226) as a result of this being a transaction between entities under common control.

In November 2014, the board of directors and majority stockholder, PWCL, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp. The name change went effective with FINRA on December 22, 2014.

Investment in PayNovi Ltd.

On March 30, 2015, the Company entered into a Common Stock Purchase Agreement (the “SPA”) by and among PWCL, PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Company, and the Company agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of PWCL’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller.

PayNovi operates in the mobile and online payments market and offers products such as mobile wallet, prepaid cards and online payment programs, as a white label, to its partners. WRMT has taken a minority shareholding in PayNovi to gain a strategic position in the mobile payments space but also as a part of a strategy to ultimately offer mobile wallet capabilities as part its SPACE wireless offerings in order to gain a competitive advantage over other providers.

We are accounting for this investment under the equity method as we own 35% of PayNovi and exercise significant influence over the company.

Our net loss for the year ended December 31, 2014 was $173,600. Our independent registered public accounting firm issued its report in connection with the audit of our financial statements for the period ended December 31, 2014, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

However, subsequently the Company received $5 million in cash from the sale of shares of its common stock in March 2015.

Our current monthly cash burn is estimated to be approximately $250,000. Based on this projected monthly cash burn, we anticipate that our present cash balances may sustain us until mid 2016 before additional funding may be required.

Thus far, our management has relied on Mr. Fabio Galdi, our CEO, and PWCL, a company that Mr. Galdi is the Chairman and majority shareholder of, for equity investments for the purpose of maintaining ongoing operations. Without continued investment from our largest shareholders, PWCL and Mr. Fabio Galdi, we will not have the necessary capital required to execute our business plan and grow our business.

Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, completion of the research and development costs associated with ‘Lumina’ glasses and SPACE computer; launching our SPACE wireless services in the United States and the promotion and marketing costs to build customer awareness of these products and services.

In the event that new funding is not realized, the business plan may need to be reduced or curtailed.  There are currently no written agreements that obligate our largest shareholders, PWCL and Mr. Galdi, to continue funding us, nor do we have any agreements with prospective investors. If we are unable to develop sufficient revenues to sustain our operations or receive funding, we may need to curtail or abandon our operations.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three months ended		Percentage
	March 31, 2015	March 31, 2014	Increase / (Decrease)
Operating expenses	$ 394,420	$ -	$ 100%
Loss from continuing operations	(394,420)	-	100%

Other Expenses:
Loss from discontinued operations	-	12,020	-
Total Other expenses	-	12,020	-

Net Loss	$ (394,920)	$ (12,020)	$ 3,381%

Operating Costs and Expenses

Our operating expenses for the three months ended March 31, 2015.relate to our operating activities with respect to the SPACE Computer business

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

Discontinued Operations

During the three months ended March 31, 2015, we recorded a loss from discontinued operations of $0 as compared to a loss from discontinued operations of $12,020 for the three months ended March 31, 2014. Loss from discontinued operations in the three months ended March 31, 2014 related to the  operating activities of the former brokerage, consulting and marketing in brand consulting of Halton Universal prior to the adoption of our new product strategy consulting for emerging brands into the SPACE Computer business.

Net Loss

We incurred a net loss of $394,420 and $12,020 for the three months ended March 31, 2015 and 2014 respectively due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2015	December 31, 2014	Percentage Increase / (Decrease)

Current Assets	$ 5,341,225	$ 340,280	1,470%
Current Liabilities	2,069,734	926,338	123%
Working Capital (Deficit)	$ 3,271,491	$ (586,058)	658%

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Three Months Ended March 31,
	2015	2014
Cash Flows (Used In) in continuing operations	$ (392,920)	$ -
Cash Flows (Used In) in discontinued operations	-	(7,580)
Cash Flows (Used In) Investing Activities	-	-
Net cash provided by financing activities - continuing operations	5,393,864	-
Net cash provided by financing activities - discontinued operations	-	(32,200)
Net (Decrease) In Cash During Year	$ 5,000,998	$ 24,620

Cash Flows from continuing operations

The major uses of our operating cash from continuing operations include the paying of deposits to our suppliers, research and development costs and general operating expenses (marketing, legal and regulatory, professional expenses and office rent).

Our net cash used in continuing operations of $392,920 for the three months ended March 31, 2015 was primarily the result of our net loss plus changes in our operating assets and liabilities. These changes include an increase in accounts payable and accrued liabilities of $1,500. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended March 31, 2015 that remained unpaid at the end of the reporting period.

We expect that cash provided by continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of any future accounts receivable, and timing of billings and payments.

Cash Flows from discontinued operations

The major uses of our operating cash from discontinued operations were general operating expenses (marketing, legal and regulatory, professional expenses, travel and office rent).

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

Cash Flows from Investing Activities

We did not use any cash for investing activities for operations nor for discontinued operations during the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities - continuing operations

On October 29, 2014, the Company issued 8,000,000 shares of common stock to PWCL, our parent, pursuant to a subscription agreement whereby, PWCL agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.  The Company subsequently received the $2,000,000 proceeds on March 23, 2015

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares.

During the quarter ended March 31, 2015, our parent company, Power Clouds Inc., paid $393,864 in cash to third party vendors on our behalf. This amount was still outstanding as at March 31, 2105 and is recorded within the $2,067,284 due to related parties as at March 31, 2015 (See Note 6 above for more details).

Net cash provided by financing activities - discontinued operations

During the three months ended March 31, 2014, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. 3,215,000 shares of common stock were sold to 31 investors pursuant to this registration statement for $32,200 in cash.

Future Financings

As at March 31, 2015 there were no arrangements in place for any future equity financing.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended March 31, 2015 and 2014 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the three months ended March 31, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 28, 2014.

On October 29, 2014, the Company sold 8,000,000 shares of its common stock at $0.25 per share for $2 million to its parent company, PWCL.  During the three months ended March 31, 2015, on March 23, 2015, the Company received $2,000,000 in cash due from PWCL for the issuance of 8,000,000 common shares on October 29, 2014. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares. This represents a 44% beneficial ownership interest in the Company held directly by Mr. Fabio Galdi. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

On March 31, 2015, the Company issued 1,361,000 shares of the Company’s common stock to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details). The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended March 31, 2015 or 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Market Information

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ HNVB ” from June 3, 2014 to December 21, 2014, and under the symbol “WRMT” since December 22, 2014, only a very limited number of shares of common stock have traded to date and there is currently no active public market for our common stock.

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

Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on April 15, 2015.
10.3	Contribution and Assignment Agreement between World Global Assets, Inc. and Halton Universal Brands, Inc.	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on April 15, 2015.
10.4	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between World Media & Technology Corp., World Assurance Group, Inc., PayNovi Ltd. and Anch Holdings Ltd.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 7, 2015.
17.1	Resignation Letter of Elena Shmarihina as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.1 of Registrant’s Form 8-K filed on November 4, 2014
17.2	Resignation Letter of Elena Shmarihina as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.2 of Registrant’s Form 8-K filed on November 4, 2014
17.3	Resignation Letter of Alexander Averchenko as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.3 of Registrant’s Form 8-K filed on November 4, 2014
17.4	Resignation Letter of Alexander Averchenko as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.4 of Registrant’s Form 8-K filed on November 4, 2014
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: May 20, 2015

WORLD MEDIA & TECHNOLOGY CORP.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	May 20, 2015
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 20, 2015
Alfonso Galdi