Form 10-K/A
period 2014-12-31
World Media & Technology Corp.
filed 2015-08-18
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

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

As of August 10, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $743,000, as 1,486,000 shares were held by non-affiliates. As of August 10, 2015, the registrant had 27,095,000 shares of Common Stock outstanding held by two affiliates, Fabio Galdi, the registrant’s CEO, and World Assurance Group, Inc., the majority stockholder and the registrant’s parent company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant had 28,581,000 shares of common stock issued and outstanding as of August 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K/A (“Form 10-K/A”) we are restating our previously issued Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015 (the “Original Filing”).

Effective October 29, 2014:

1)

Power Clouds Inc. (formerly World Assurance Group, Inc.) (“PWCL”) acquired 7,095,000 shares of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) (“WRMT”), representing 98% of WRMT’s issued and outstanding share capital, for cash consideration of $378,000,

2)

WRMT discontinued its previously existing brokerage and brand consultancy business, and

3)

WRMT acquired the SPACE technology business and related assets from PWCL for consideration of $557,898 funded by way of debt from PWCL (collectively “the October 29, 2014 transactions”).

In the Original Filing, we accounted for the October 29, 2014 transactions, respectively, as a change of control and management of WRMT, a discontinuance of the existing brokerage and brand consultancy business of WRMT and an acquisition of the SPACE technology business and related assets from PWCL for loan consideration of $557,898.

In this Form 10K/A, we are accounting for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business into WRMT and treating WRMT as a shell company prior to its reverse merger with PWCL’s SPACE technology, notwithstanding the fact that no shares of WRMT were issued for the acquisition of the PWCL’s SPACE technology business and that WRMT had an active brokerage and brand consulting business prior to the October 29, 2014 transactions.

All amounts in this Annual Report have been restated to reflect the change in accounting treatment of the October 29, 2014 transactions including the Balance Sheet as of December 31, 2014, the Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows and financial statement footnotes for the period from May 2014 (inception) to December 31, 2014 and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “WRMT” and “World Media & Technology Corp.” mean World Media & Technology Corp. (formerly Halton Universal Brands Inc.) unless otherwise indicated.

Item 1.   BUSINESS

Our Business

Organizational History

World Media & Technology Corp. was incorporated under the laws of the State of Nevada on October 22, 2010 under the name Halton Universal Brands Inc. (“HNVB”). The Company was originally a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass-market grocery items that were manufactured in North America and sought new market penetration in Eastern Europe. It offered services that fell into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

Effective October 29, 2014:

1)

Power Clouds Inc. (formerly World Assurance Group, Inc.) (“PWCL”) acquired 7,095,000 shares of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) (“WRMT”), representing 98% of WRMT’s issued and outstanding share capital, for cash consideration of $378,000,

2)

WRMT discontinued its previously existing brokerage and brand consultancy business, and

3)

WRMT acquired the SPACE technology business and related assets from PWCL for consideration of $557,898 funded by way of debt from PWCL (collectively “the October 29, 2014 transactions”).

We have accounted for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business and related assets into WRMT. This reverse merger has been accounted for as a reverse capitalization with PWCL’s SPACE technology business, the legally acquired business, being treated as the acquirer of WRMT for accounting and financial reporting purposes. Consequently, the accompanying financial statements reflect the operations of PWCL’s SPACE technology business since Inception (May 2014) and for WRMT for effective date of the reverse merger on October 29, 2014 The purchase of 7,095,000 shares of WRMT by PWCL has been retroactively presented in the Statement of Changes in Stockholders’ Deficit and the footnotes to these financial statements to effective as on the date of the inception of PWCL’s SPACE technology business.

PWCL’s SPACE technology business were originally formed in May 2014 (“Inception”) as a business division of PWCL to undertake the design, manufacturing and marketing of wearable technology products and services and the provision of Mobile Virtual Network Operator (“MVNO”) wireless services.

In November 2014, the board of directors and majority stockholder, PWCL, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp. The name change went effective with FINRA on December 22, 2014 and the ticker was changed to WRMT as a result of the name change.

Business Strategy

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

Sales and Marketing Strategy

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

The Company plans to successfully leverage the uniqueness of SPACE Computer and Lumina Glasses that will be exclusively available through these distribution channels.

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

The Company has developed the ‘SPACE’ brand and Lumina Glasses manufacturing relationships.

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

Research and Development Activities

We are currently completing the manufacturing and testing of our two wearable technology products: SPACE Computer and Lumina Glasses. During the period from May 2014 through to December 31, 2014, a total of $522,388 has been incurred in research and development costs. We currently plan to spend an additional $500,000 approximately on research and development activities in the future related to continued development and testing of current and new wearable technology products and related services.

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

We commenced operations in May 2014, have not generated any revenues to date and have incurred $586,112 in operating losses in operations from inception to December 31, 2014. As of December 31, 2014, we had deficit accumulated of $586,112. We have a limited operating history upon which an evaluation of our future success or failure can be made. We are developing new and unproven technology which has not yet generated revenue and carries significant risks generally associated with the development and manufacturing and marketing of any new product or service. As these products are unproven in the market, there can be no certainty that customers will ultimately adopt the products and services we manufacture. If we do generate revenues from these new products in the future, these revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

Item 2.      PROPERTIES

The Company subleases office space from World Global Group, Inc. (WGG), which is controlled by Fabio Galdi, our Chief Executive Officer, President and Director, at a rate of $5,000 per calendar month, which sublease remains in effect on a month-to-month basis during the 10 year WGG lease term, and which office space is located at 600 Brickell World Plaza, Suite 1775, Miami, Florida 33132.  Neither the Company nor WGG has any immediate plans to change office space. The Company recorded a rental charge of $10,000 for the period from May 2014 to December 31, 2014.

Item 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.      MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “HNVB ” from June 3, 2014 to December 21, 2014, and under the symbol “WRMT” since December 22, 2014, only a very limited number of shares of common stock have traded to date and there is currently no active public market for our common stock. During the past 12 months the 52-week high price of our stock was $0.50 and 52-week low was $0.50.

The Company's common stock is considered a "penny stock” as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

We issued 8,000,000 shares of restricted common stock at a total price of $2,000,000 to PWCL on October 29, 2014. The issuance of these shares of common stock are exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The Registrant made this determination based on the representations of PWCL that PWCL is an "accredited investor" within the meaning of Rule 501 of Regulation D and has access to information about the Registrant.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period from May 2014 (inception) through December 31, 2014.

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

Results of Operations (as restated)

For the period from May, 2014 (inception) to December 31, 2014

Revenue

We recognized no revenues during the period from inception in May 2014 to December 31, 2014 as we have not yet commenced the sale of our SPACE technology products as yet.

Operating Costs and Expenses

Our operating expenses as disclosed relate to our operating activities with respect to the SPACE Computer business from inception in May 2014 to December 31, 2014.

Sales and general administrative expenses comprise primarily consulting fees incurred in the product literature and pre-launch expenses for the SPACE computer products, management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

Research and development costs relate to the costs incurred in developing the SPACE Computer wearable computers, binocular media display glasses, wireless devices and the necessary platforms and wireless connectivity to provide its customers with an all-encompassing, out-of-the-box, unique, fully-connected, rich, infotainment experience which are expensed under ASC 730.

We expect our operating expenses to change and increase in line with market launch of Lumina glasses and SPACE wireless MVNO services. As such, our previous results of operations will not be indicative of our future results of operations.

Net Loss

We incurred a net loss of $586,112 in the period from inception to December 31, 2014. Research and development costs accounted for $522,388 or 89% of this amount with sales and general expenses accounted for the remaining 11%.

Liquidity and Capital Resources

Working Capital

AS OF DECEMBER 31, 2014 (As restated)

Current Assets	$ 340,280
Current Liabilities	926,338
Working Capital (Deficit)	$ (586,058)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

FOR THE PERIOD FROM MAY 2014 TO DECEMBER 31, 2014 (As restated)

Cash Flows (Used In) in operations	$ (925,388)
Cash Flows (Used In) Investing Activities	54
Net cash provided by Financing Activities	925,388
Net (Decrease) In Cash During Year	$ 54

Cash Flows from Operating Activities

During the period May 2014 (inception) we used $925,388 in operating activities. We generated operating losses of $586,112, related to research and development ($522,388) and sales and general and administrative expenses ($63,724), paid $340,226 in deposits to suppliers and increased the balance of accounts payable and accrued liabilities by $950.

Cash Flows from Investing Activities

The Company acquired $54 in cash from HNVB on completion of the reverse merger on October 29, 2014.

Cash Flows from Financing Activities

During the period from May 2014 to December 31, 2014 PWCL, our parent, paid $925,388 to third party vendors on our behalf. The funds are provided are provided interest free and are repayable on demand.

On October 29, 2014, the Company issued 8,000,000 to PWCL, our parent, pursuant to a subscription agreement whereby, PWCL agreed to transfer $2,000,000 to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.  As at December 31, 2014, the proceeds from the sale of the shares had not been received and given the relationship between the two companies and the high degree of certainty of receipt the amount has been recorded as ‘Due from Parent’ in Shareholders Deficit.

The Company subsequently received the $2,000,000 proceeds in March 2015.

Future Financings

As at December 31, 2014 there were no arrangements in place for any future equity financing, however, subsequently in March 2015, the Company received $3,000,000 in cash from Mr. Fabio Galdi, our CEO in return for 12,000,000 shares of Common Stock.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

AUDITED FINANCIAL STATEMENTS (as Restated)

FOR THE PERIOD FROM MAY 2014 TO DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

World Media & Technology Corp.

(formerly Halton Universal Brands Inc.)

Miami, Florida

We have audited the accompanying balance sheets of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) as of December 31, 2014 and the related statement of operations, changes in stockholders’ deficit and cash flows for the period from May 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) as of December 31, 2014 and the results of its operations and cash flows for period from May 2014 (Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company had an accumulated deficit of $581,112 as at December 31, 2014 and had insufficient funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 2 to financial statements, these financial statements have been restated to account for a transaction that had been previously accounted for as an acquisition, as if it were a reverse recapitalization.  Accordingly the financial statements, financial footnotes and the period presented in these financial statements have been restated to such that the legally acquired entity is being accounted for as the accounting acquirer.

Cutler & Co.,LLC

Wheat Ridge, formerly Arvada, Colorado

August 12, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

BALANCE SHEET

DECEMBER 31, 2014 (restated)

ASSETS

Current assets
Total cash and cash equivalents	$ 54
Deposits paid to suppliers	340,226

Current assets	340,280

Total assets	$ 340,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

Payables within 1 year
Accounts payable and accrued liabilities	950
Payable to related parties	925,388

Total liabilities	926,338

Stockholders’ deficit
Net common stock, $0.001 par value; 75,000,000 shares authorized,15,220,000 shares issued and outstanding as of December 31, 2014	15,220
Additional paid in capital	1,984,834
Subscription due from parent	(2,000,000)
Accumulated surplus deficit	(586,112)
Total stockholders' deficit	(586,058)

Total liabilities and stockholders' deficit	$ 340,280

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 2014 (INCEPTION) TO DECEMBER 31, 2014 (restated)

Revenues	$ -

Operating expenses:
Sales and general administrative	63,724
Research & development expenses	522,388
Total operating expenses	586,112

Net loss from operations	(586,112)

Net loss	$(586,112)

Weighted average shares outstanding – basic and fully diluted	8,142,082

Net loss per share - basic and fully diluted	($0.07)

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(RESTATED)

			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	capital	Parent	(Deficit)	Total

Balance at May 5, 2014	7,095,000	$ 7,095	$ (7,095)	$ -	$ -	$ -
Recapitalization of WRMT	125,000	125	(71)	-	-	54
Share subscription payable by parent on acquisition	8,000,000	8,000	1,992,000	(2,000,000)	-	-
Net operating loss for period	-	-	-	-	(586,112)	(586,112)

Balance at December 31, 2014	15,220,000	$ 15,220	$ 1,984,834	$ (2,000,000)	$ (586,112)	$ (586,058)

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 2014 (INCEPTION) TO DECEMBER 31, 2014 (restated)

Cash Flows from Operating Activities:
Net profit (loss) for the period	$ (586,112)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Changes in assets and liabilities, net of acquisition and disposals:
Deposit paid to suppliers	(340,226)
Accounts payable and accrued liabilities	950
Net cash used in operating activities	(925,388)

Cash Flows from Investing Activities:
Cash assumed from reverse merger with HNVB	54
Net cash provided by investing activities	54

Cash Flows From Financing Activities:
Advanced by parent company	925,388
Net cash provided by financing activities	925,388

Net increase (decrease) in cash and cash equivalents	54

Cash and cash equivalents, beginning of the period	-

Cash and cash equivalents, end of the period	$ 54

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -
Cash paid for taxes	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES: (As Restated)
Share subscription due from parent company	$ 2,000,000

Cash acquired in deemed reverse merger with HVBN for the issuance of 125,000 shares	$ 54

See Accompanying Notes to Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 2014 TO DECEMBER 31, 2014

(RESTATED)

Note 1 – Organization and Operations

Organizational History

World Media & Technology Corp. was incorporated under the laws of the State of Nevada on October 22, 2010 under the name Halton Universal Brands Inc. (“HNVB”). The Company was originally a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass-market grocery items that were manufactured in North America and sought new market penetration in Eastern Europe. It offered services that fell into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

Effective October 29, 2014:

1)

Power Clouds Inc. (formerly World Assurance Group, Inc.) (“PWCL”) acquired 7,095,000 shares of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) (“WRMT”), representing 98% of WRMT’s issued and outstanding share capital, for cash consideration of $378,000,

2)

WRMT discontinued its previously existing brokerage and brand consultancy business, and

3)

WRMT acquired the SPACE technology business and related assets from PWCL for consideration of $557,898 funded by way of debt from PWCL (collectively “the October 29, 2014 transactions”).

We have accounted for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business and related assets into WRMT. This reverse merger has been accounted for as a reverse capitalization with PWCL’s SPACE technology business, the legally acquired business, being treated as the acquirer of WRMT for accounting and financial reporting purposes. Consequently, the accompanying financial statements reflect the operations of PWCL’s SPACE technology business since Inception (May 2014) and for WRMT for effective date of the reverse merger on October 29, 2014 The purchase of 7,095,000 shares of WRMT by PWCL has been retroactively presented in the Statement of Changes in Stockholders’ Equity and the footnotes to these financial statements to effective as on the date of the inception of PWCL’s SPACE technology business.

PWCL’s SPACE technology business were originally formed in May 2014 (“Inception”) as a business division of PWCL to undertake the design, manufacturing and marketing of wearable technology products and services and the provision of Mobile Virtual Network Operator (“MVNO”) wireless services.

In November 2014, the board of directors and majority stockholder, PWCL, authorized a name change of the Company from Halton Universal Brands, Inc. to World Media & Technology Corp. The name change went effective with FINRA on December 22, 2014 and the ticker was changed to WRMT as a result of the name change.

Note 2 – Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K/A (“Form 10-K/A”) we are restating our previously issued Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015 (the “Original Filing”).

Effective October 29, 2014:

1)

Power Clouds Inc. (formerly World Assurance Group, Inc.) (“PWCL”) acquired 7,095,000 shares of World Media & Technology Corp. (formerly Halton Universal Brands Inc.) (“WRMT”), representing 98% of WRMT’s issued and outstanding share capital, for cash consideration of $378,000,

2)

WRMT discontinued its previously existing brokerage and brand consultancy business, and

3)

WRMT acquired the SPACE technology business and related assets from PWCL for consideration of $557,898 funded by way of debt from PWCL (collectively “the October 29, 2014 transactions”).

In the Original Filing, we accounted for the October 29, 2014 transactions, respectively, as a change of control and management of WRMT, a discontinuance of the existing brokerage and brand consultancy business of WRMT and an acquisition of the SPACE technology business and related assets from PWCL for loan consideration of $557,898.

In this Form 10K/A, we are accounting for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business into WRMT and treating WRMT as a shell company prior to its reverse merger with PWCL’s SPACE technology, notwithstanding the fact that no shares of WRMT were issued for the acquisition of the PWCL’s SPACE technology business and that WRMT had an active brokerage and brand consulting business prior to the October 29, 2014 transactions

The effect of the restatement on previously issued annual financial information as of and for the years ended December 31, 2014 is set forth in this footnote.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Balance Sheet as of December 31, 2014 and the previously reported Statements of Operations, Stockholders’ Changes in Stockholders’ Deficit and Cash Flows for the period from May 2014 (Inception) to December 31, 2014 to the corresponding financial statements for the period as restated:

WORLD MEDIA & TECHNOLOGY CORP.

BALANCE SHEET

	December 31, 2014
	As Previously Reported In The Original Filing	Restatement Adjustments	As Restated in this Annual Report on Form 10-K/A
ASSETS

Current assets
Total cash and cash equivalents	54	-	54
Prepayments	340,226	-	340,226

Current assets	340,280	-	340,280

Total assets	$ 340,280	$ -	$ 340,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

Payables within 1 year
Accounts payable and Accrued Liabilities	950	-	950
Payable to related parties	925,388	-	925,388

Total liabilities	926,338	-	926,338

Stockholders' deficit
Net common stock, $0.001 par value; 75,000,000 shares authorized, 15,220,000 shares issued and outstanding as of December 31, 2014.	15,220	-	15,220
Additional paid in capital	1,611,236	373,598	1,984,834
Subscription due from parent	(2,000,000)	-	(2,000,000)
Accumulated surplus deficit	(212,514)	(373,598)	(586,112)
Total stockholders' deficit	(586,058)	-	(586,058)

Total liabilities and stockholders' deficit	$ 340,280	$ -	$ 340,280

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENT OF OPERATIONS

	As Previously Reported in the Original Filing for the Year Ended December 31, 2014	Restatement Adjustments	As Restated in this Annual Report on Form 10-K/A For the Period from May 2014 (inception) to December 31, 2014

Revenues	$ -	$ -	$ -

Operating expenses:
Sales and general administrative	62,224	1,500	63,724
Research & development expenses	69,216	453,172	522,388
Total operating expenses	131,440	454,672	586,112

Net loss from continuing operations	(131,440)	(454,672)	(586,112)

Loss from discontinued operations (including $0 from gain on disposal)	(42,160)	42,160	-

Net loss	$(173,600)	$(412,512)	$(586,112)

Weighted average shares outstanding	8,181,644	-	9,309,796

Net loss per share - basic and fully diluted
From continuing operations	($0.02)	($0.06)	($0.06)
From discontinued operations	($0.01)	$0.01	$0.00
Net loss per share - basic and fully diluted	($0.02)	($0.05)	($0.06)

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Previously Reported in the Original Filing for the Year Ended December 31, 2014			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total
Balance at January 1, 2013	2,000,000	$2,000	$-	$-	$(9,089)	$(7,089)
Common stock issued for cash on September 30, 2013 at $0.001 per share	2,000,000	2,000	-	-	-	2,000
Forgiveness of amounts due to related party December 1, 2013	-	-	12,080	-	-	12,080
Net loss for period	-	-	-	-	(29,825)	(29,825)
Balance at December 31, 2013	4,000,000	$4,000	$12,080	$-	$(38,914)	$(22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	-	32,200
Share subscription payable by parent on acquisition	8,000,000	8,000	1,992,000	-	-	2,000,000
Share subscription due from parent	-	-	-	(2,000,000)	-	(2,000,000)
Forgiveness of amounts due to related parties October 29, 2014	-	-	32,848	-	-	32,848
Acquisition of SPACE business assets	-	-	(454,672)	-	-	(454,672)
Net operating loss for period	-	-	-	-	(173,600)	(173,600)
Balance at December 31, 2014	15,220,000	$15,220	$1,611,236	$(2,000,000)	$(212,514)	$(586,058)

As Restated in this Annual Report on Form 10-K/A
			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total
Balance at May 5, 2014, Inception	7,095,000	$ 7,095	$ (7,095)	$ -	$ -	$ -
Recapitalization of WRMT	125,000	125	(71)	-	-	54
Share subscription payable by parent on acquisition	8,000,000	8,000	1,992,000	(2,000,000)	-	-
Net operating loss for period	-	-	-	-	(586,112)	(586,112)
Balance at December 31, 2014	15,220,000	$15,220	$1,984,834	$(2,000,000)	$(586,112)	$(586,058)

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENT OF CASH FLOWS

	As Previously Reported in the Original Filing for the Year Ended December 31, 2014	Restatement Adjustments	As Restated in this Annual Report on Form 10-K/A For the Period from May 2014 (inception) to December 31, 2014

Cash Flows from Operating Activities:
Net profit (loss) for the period	$ (173,600)	$ (412,512)	$ (586,112)
Loss from discontinued operations	42,160	(42,160)	-
Changes in assets and liabilities, net of acquisition and disposals:
Deposit to suppliers	(237,000)	(103,226)	(340,226)
Accounts payable & accrued liabilities	(950)	1,900	950
Net cash used in continuing operations	(369,390)	(555,998)	(925,388)
Net cash used in operating activities - discontinued operations	(49,500)	49,500	-
Net cash used in operating activities	(418,890)	(506,498)	(925,388)

Cash Flows from Investing Activities:
Cash acquired on reverse merger with HNVB	-	54	54
Net cash used in investing activities	-	54	54

Cash Flows From Financing Activities:
Net cash provided by financing activities - continuing operations	367,492	557,896	925,388
Net cash provided by financing activities - discontinued operations	48,248	(48,248)	-
Net cash provided by financing activities	415,740	509,648	925,388

Net increase (decrease) in cash and cash equivalents	(3,152)	(46,297)	54

Cash and cash equivalents, beginning of the period	3,206	-	-

Cash and cash equivalents, end of the period	$ 54	$ (46,297)	$ 54

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Share subscription due from parent company	$ 2,000,000	$ -	$ 2,000,000

Cash acquired in deemed reverse merger with HVBN for the issuance of 125,000 shares	$ -	$ 54	$ 54

Note 3 Summary of Significant Accounting Policies

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2014.

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

There were no potentially dilutive shares issued or outstanding during the period from May 2014 (inception) to December 31, 2014.

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

Note 4 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated of $586,112 as of December 31, 2014 and has incurred losses since May 2014 (inception)

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.

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

Note 5 – Acquisition of Halton Universal Brands Inc. (HNVB)

Effective October 29, 2014, we acquired Halton Universal Brands, Inc. (“HNVB”) through a deemed reverse merger and discontinued the HNVB business immediately upon completion of the deemed reverse merger. Through the acquisition of HNVB, we acquired $54 in fair value of net assets, representing a balance of cash at the bank.

Note 6  – Stockholder’s Deficit

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

Additional Paid in Capital

On October 29, 2014, we acquired Halton Universal Brands Inc. through a reverse merger and acquired assets with a fair value of $54.

Note 7 – Related Party Transactions

On October 29, 2014 the Company issued 8,000,000 shares of the Company’s restricted common stock to our parent company, Power Clouds Inc. (PWCL)

In exchange for $2,000,000 payable to the Company. As at December 31, 2014, the proceeds from the sale of the shares had not been received and have been recorded as ‘Due from Parent’ in Shareholders Deficit.

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

Balance due to PWCL

As at December 31, 2014 the Company owed PWCL $925,338. The balance at December 31, 2014 represented the provision by PWCL of $925,338 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from May, 2014 to December 31, 2014. The balance is unsecured, due on demand and interest free.

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

Note 8 – Income Tax

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $586,122 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $199,281, based on an effective federal tax rate of 35%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Components of deferred tax assets at December 31, 2014 are as follows:

For the period from May 2014 Inception to December 31, 2014
Net deferred tax assets:
Expected income tax benefit from NOL carry forwards	199,281
Less valuation allowances	(199,281)

Deferred tax assets, net of valuation allowance	$ -

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

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the period from Inception to December 31, 2014
Federal statutory income tax rate	34%
Change in valuation allowance on net operating loss carry-forwards	(34%)
Effective income tax rate	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were the following reportable subsequent events to be disclosed:

Receipt of proceeds from PWCL is return for issuance of 8,000,000 Common stock on October 29, 2014.

On March 23, 2015 the Company received $2,000,000 in cash due from PWCL for the issuance of 8,000,000 common shares on October 29, 2014 pursuant to the Purchase And Intercompany License Agreement.

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

Entry into a Material Definitive Agreement.

On March 30, 2015, World Media & Technology Corp., a Nevada corporation (“WRMT” or the “Purchaser”), a majority owned subsidiary of Power Clouds Inc., a Nevada corporation (“PWCL” or “Parent”), PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”) entered into a Common Stock Purchase Agreement (the “SPA”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of WDAS’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller.  The SPA provides for certain additional rights and obligations of the parties, including PayNovi agreeing to certain provisions relating to public disclosure, confidentiality, consents and filings, and transfer and additional issuance restrictions.  The closing of the issuance of all of the shares occurred on March 31, 2015. The description of the SPA above is qualified in its entirety by reference to the full text of the SPA filed as Exhibit 10.4 hereto.

SEC Form S-1 Registration Statement:

In May of 2015, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC), in order to register 13,812,850 shares of its common stock currently held by PWCL, the Company’s parent company and majority shareholder.  PWCL’s Board approved a share dividend consisting of 13,812,850 of the 15,095,000 common shares PWCL currently holds in WRMT. Shareholders of PWCL will receive one (1) share of WRMT common stock for every six (6) PWCL shares of common stock that they hold as of the record date. The record date shall be defined as the first business day following an effective statement from the SEC in regards to the Form S-1 filing. It is difficult to predict with precision when this effective statement will be obtained, if at all. For more information, please see WRMT’s SEC Form S-1.

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 awarded to, earned by or paid to our executive officers.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2014.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the period from May ended December 31, 2014.

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

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %
Common	Power Clouds Inc. (“PWCL”)	15,095,000	99%
Common	Fabio Galdi, CEO, Secretary and Director	0*	0*
Common	Alfonso Galdi, CFO and Director	0	0
Common	Alessandro Senatore, COO and Director	0	0
Common	All executive officers and directors as a group (3 persons)	0	0

* Fabio Galdi beneficially owns the 15,095,000 WRMT shares owned directly by Power Clouds Inc. (formerly named World Assurance Group, Inc.) through his beneficial ownership and control of PWCL, a company that he is also CEO, Secretary and Director of.

(1)  Applicable percentage of ownership is based on 15,220,000 shares of common stock outstanding on December 31, 2014.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 29, 2014 the Company issued 8,000,000 shares of the Company’s restricted common stock to our parent company, Power Clouds Inc. (PWCL) in exchange for $2,000,000 payable to the Company. As at December 31, 2014, the proceeds from the sale of the shares had not been received and have been recorded as ‘Due from Parent’ in Shareholders Deficit.

The proceeds have subsequently been received during March 2015.

73% of PWCL is beneficially owned and controlled by Fabio Galdi, our CEO and the Chairman of PWCL.

The Company subleases facilities with WGG and under its real estate sublease with WGG will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month. In December of 2014, WGG was sold by PWCL to World Capital Holding (FZC), a company beneficially owned and controlled by Fabio Galdi, the Company’s CEO.  The terms and conditions of the sublease from WGG to the Company remain in full force and effect. The Company recognized $10,000 of rental expense in respect of this lease during the period from May 2014 (inception) to  December 31, 2014.

Accounts Payable – Related Parties

As at December 31, 2014 the Company owed PWCL $925,338. The balance at December 31, 2014 represented the provision by PWCL of $925,338 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from May, 2014 to December 31, 2014. The balance is unsecured, due on demand and interest free.

There is nothing due to any of our directors or officers as at December 31, 2104.

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

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period from May 2014 (Inception) to December 31, 2014, Cutler & Co, LLC, were our independent auditor. For the period from May 2014 (Inception) to December 31, 2014, we incurred fees as discussed below:

December 31, 2014
Audit fees	$1,500
Audit – related fees	Nil
Tax fees	Nil
All other fees	Nil

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

Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on April 15, 2015.
10.3	Contribution and Assignment Agreement between World Global Assets, Inc. and Halton Universal Brands, Inc.	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on April 15, 2015.
10.4	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between World Media & Technology Corp., World Assurance Group, Inc., PayNovi Ltd. and Anch Holdings Ltd.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 7, 2015.
17.1	Resignation Letter of Elena Shmarihina as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.1 of Registrant’s Form 8-K filed on November 4, 2014
17.2	Resignation Letter of Elena Shmarihina as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.2 of Registrant’s Form 8-K filed on November 4, 2014
17.3	Resignation Letter of Alexander Averchenko as Officer dated October 29, 2014	Incorporated by reference to Exhibit 17.3 of Registrant’s Form 8-K filed on November 4, 2014
17.4	Resignation Letter of Alexander Averchenko as Director dated October 29, 2014	Incorporated by reference to Exhibit 17.4 of Registrant’s Form 8-K filed on November 4, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Documen**t
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: August 18, 2015

WORLD MEDIA & TECHNOLOGY CORP.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer), Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	August 18, 2015
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 18, 2015