Form 10-Q
period 2015-06-30
World Media & Technology Corp.
filed 2015-08-25
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 24, 2015
Common Stock, $0.001 par value	28,581,000

WORLD MEDIA & TECHNOLOGY CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD MEDIA & TECHNOLOGY CORP.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015

AND

THE PERIOD FROM MAY 2014 (INCEPTION) TO JUNE 30, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014 (as restated)	F-1

Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2015 and the Period from May 2014 (Inception) to June 30, 2014 (as restated) (unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from May 2014 (Inception) to December 31, 2014 (as restated) and the Six Month Period Ended June 30, 2015 (unaudited)	F-3

Condensed Statements of Cash Flows for the Six Month Period Ended June 30, 2015 and the Period from May 2014 (Inception) to June 30, 2014 (unaudited)	F-4

Notes to the Condensed Unaudited Financial Statements	F-5

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(As Restated)

ASSETS

Current Assets
Cash and cash equivalents	$ 2,715,028	$ 54
Deposits with suppliers and prepayments	701,978	340,226

Current Assets	3,417,006	340,280

Equity method investments	1,398,208	-

Total Assets	$ 4,815,214	$ 340,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	3,950	950
Payable to related parties	1,215,678	925,388

Current liabilities	1,219,628	926,338

Total liabilities	1,219,628	926,338

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized, 28,581,000 (unaudited) and 15,220,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014 respectively.	28,581	15,220
Additional paid in capital	5,651,973	1,984,834
Subscription due from parent company	-	(2,000,000)
Accumulated (deficit)	(2,084,968)	(586,112)
Total Shareholders' Equity (Deficit)	3,595,586	(130,572)

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,815,214	$ 340,280

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2015	Period from May 2014 (Inception) to June 30, 2014	Six months ended June 30, 2015	Period from May 2014 (Inception) to June 30, 2014

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Sales and general administrative	414,922	-	439,299	-
Research & development expenses	659,191	290,987	1,029,234	290,987
Total operating expenses	1,074,113	290,987	1,468,533	290,987

Net Operating Loss	(1,074,113)	(290,987)	(1,468,533)	(290,987)

Income (loss) on equity investments	(30,323)	-	(30,323)	-

Net loss	$ (1,104,436)	$ (290,987)	$ (1,498,856)	$ (290,987)

Weighted average shares outstanding- Basic and fully diluted	28,581,000	7,095,000	22,291,804	7,095,000
Net loss per share - Basic and fully diluted	$ (0.04)	$(0.04)	$(0.07)	$ (0.04)

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock issued		Additional	Amount	Accumulated
	Shares	Amount	paid-in	due from	Surplus /	Total
			Capital	Parent	(Deficit)
Balance at May 5, 2014, Inception, (audited)	7,095,000	$ 7,095	$ (7,095)	$ -	$ -	$ -
Recapitalization of WRMT	125,000	125	(71)	-	-	54
Share subscription payable by parent company	8,000,000	8,000	1,992,000	(2,000,000)	-	-
Net operating loss for period	-	-	-	-	(586,112)	(586,112)
Balance at December 31, 2014 (as restated) - audited	15,220,000	15,220	1,984,834	(2,000,000)	(586,112)	(586,058)
Shares issued for cash, related party	12,000,000	12,000	2,988,000	-	-	3,000,000
Receipt of share subscription from parent company	-	-	-	2,000,000	-	2,000,000
Shares issued as partial consideration for equity investment in Paynovi Limited	1,361,000	1,361	679,139	-	-	680,500
Net loss for period	-	-	-	-	(1,498,856)	(1,498,856)
Balance at June 30, 2015 - unaudited	28,581,000	$ 28,581	$ 5,651,973	$ -	$ (2,084,968)	$ 3,595,586

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2015	For the period from May 2014 (Inception) to June 30, 2014

Cash Flows from Operating Activities:
Net profit (loss) for the period	$ (1,498,856)	$ (290,987)
Adjustments to reconcile net loss to net cash used in operations
Loss from equity method investments	30,323	-

Changes in assets and liabilities, net of acquisition and disposals:
Deposits with suppliers and prepayments	(361,752)	-
Accounts payable & accrued liabilities	3,000	-
Net cash used in operating activities	(1,827,285)	(290,987)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Cash advanced by related parties	1,673,654	290,987
Cash (repaid) to related parties	(2,131,395)	-
Cash received from parent company for stock subscription receivable	2,000,000	-
Cash received for the sale of shares, related party	3,000,000	-
Net cash provided by financing activities	4,542,259	290,987

Net increase (decrease) in cash and cash equivalents	2,714,974	-

Cash and cash equivalents, beginning of the period	54	-

Cash and cash equivalents, end of the period	$ 2,715,028	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investment in Paynovi Ltd.
1,361,000 common shares issued	$ 680,500	$ -
3,937,005 common shares issued by Power Clouds Inc.	748,030	-
	$ 1,428,530	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND THE PERIOD FROM MAY 2014 (INCEPTION) TO JUNE 30, 2014

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

World Media & Technology Corp. (“the Company”, “WRMT”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on October 22, 2010 under the name Halton Universal Brands Inc. (“HNVB”). The Company was originally a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass-market grocery items that were manufactured in North America and sought new market penetration in Eastern Europe. It offered services that fell into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

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

We have accounted for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business and related assets into WRMT. This reverse merger has been accounted for as a reverse capitalization with PWCL’s SPACE technology business, the legally acquired business, being treated as the acquirer of WRMT for accounting and financial reporting purposes. Consequently, the accompanying financial statements reflect the operations of PWCL’s SPACE technology business since Inception (May 2014) and for WRMT from the effective date of the reverse merger on October 29, 2014. The purchase of 7,095,000 shares of WRMT by PWCL has been retroactively presented in the Statement of Changes in Stockholders’ Equity (Deficit) and the footnotes to these financial statements to be effective as of the date of the inception of PWCL’s SPACE technology business.

PWCL’s SPACE technology business was originally formed in May 2014 (“Inception”) as a business division of PWCL to undertake the design, manufacturing and marketing of wearable technology products and services and the provision of Mobile Virtual Network Operator (“MVNO”) wireless services.

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

Note 2 – Restatement of Previously Issued Consolidated Financial Statements

In our Form 10-K/A (“Form 10-K/A”) filed with the Securities and Exchange Commission on August 18, 2015, we restated our previously issued financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015.

The restatement arose from the following factors:

Effective October 29, 2014:

1)

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

In the Original Form-10K Filing, we accounted for the October 29, 2014 transactions, respectively, as a change of control and management of WRMT, a discontinuance of the existing brokerage and brand consultancy business of WRMT and an acquisition of the SPACE technology business and related assets from PWCL for loan consideration of $557,898.

In the restated Form 10K/A, we accounted for the October 29, 2014 transactions as a deemed reverse merger of PWCL’s SPACE technology business into WRMT and treating WRMT as a shell company prior to its reverse merger with PWCL’s SPACE technology, notwithstanding the fact that no shares of WRMT were issued for the acquisition of the PWCL’s SPACE technology business and that WRMT had an active brokerage and brand consulting business prior to the October 29, 2014 transactions.

As a result we will also be amending our previously filed Form 10Q filing for the first fiscal quarter ending March 31, 2015 to reflect the changes in the balance sheet values as at December 31, 2014 and in the statement of operations, changes in shareholders’ equity (deficit) and cash flows for the three months ended March 31, 2014.

All amounts in this Quarterly Report affected by the restatement adjustments reflect the comparatives for the prior periods and including the Balance Sheet as of December 31, 2014, the Statements of Operations, Changes in Stockholders’ Equity (Deficit), and Cash Flows and financial statement footnotes for the period from May 2014 (inception) to December 31, 2014. In addition, the following comparative items of this Report include restated financial data for the prior periods: (i) Part I, Item 1: Financial Statements and Supplementary Data; and (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements, Item 8: Financial Statements and Supplementary Data – Note 2 to the Consolidated Financial Statements.

The aggregate impacts of the change in accounting treatment of the October 29, 2014 transactions as of and for the period from May 5, 2014 (Inception) to December 31, 2014 were as follows:

For the Year ended	Restatement Adjustments to Previously Reported Balance Sheet
Additional paid in capital	$ 373,958
Accumulated surplus (deficit)	$ (373,958)

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Condensed Unaudited Interim Financial Statements

The accompanying condensed unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed unaudited interim  financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on August 18, 2015.

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

Investment in partnerships, unincorporated joint ventures or limited liability companies

The Company follows subtopic 323-30 of the FASB Accounting Standards Codification for investments in partnerships, unincorporated joint ventures or limited liability companies.

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

On March 30, 2015 the Company acquired a 35% shareholding in PayNovi Ltd. A limited liability company registered in Ireland. The initial consideration was the issuance of 1,316,000 common shares of the Company and the issuance of 3,937,005 common shares of Power Clouds Inc., our parent and majority shareholder. The Company recorded an initial investment of $1,428,530 being the market value of the shares issued on the closing date. (See Note 4 below for further details).

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

The Company recorded no advertising costs for the three and six months ending June 30, 2015.

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

For the three and six months ending June 30, 2015, we incurred $659,191 and $1,029,234, respectively, in research and development costs and $290,987 in research and development costs during the period from May 2014 (inception) to June 30, 2014.

During the period from inception of the SPACE wearable technology and Lumina glasses business in May 2014 through to June 30, 2015, a total of $1,521,623 has been incurred in research and development costs.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2015 and December 31, 2014.

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

There were no potentially dilutive shares issued or outstanding during the three and six months ended June 30, 2015 or the period from May 2014 (inception) to June 30, 2014.

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

Note 4 – Acquisition of Halton Universal Brands Inc. (HNVB)

During the year ended December 31, 2014, we acquired Halton Universal Brands, Inc. (“HNVB”) through a deemed reverse merger and terminated the HNVB business commensurate with the Close. Through the acquisition of HNVB, we acquired $54 in fair value of net assets (cash).

Halton Universal Brands, Inc. (“HNVB”) was incorporated under the laws of the State of Nevada on October 22, 2010. The Company was a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass-market grocery items that are manufactured in North America and seek new market penetration in Eastern Europe. It offered services that fall into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

Note 5 – Stock Purchase Agreement with PayNovi.

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

Consideration for the investment was as follows:

FAIR MARKET VALUE OF SHARES ISSUED ON DATE OF TRANASACTION EFFECTIVE MARCH 30, 2015

1,316,000 shares of WRMT’s common stock @ $0.50 per share closing price on March 30, 2015	$ 680,500
3,937,005 shares of PWCL’s common stock @ $0.145 per share closing price on March 30, 2015	748,030
Total investment	$ 1,428,530

In accordance with ASC 323-10 , the total initial investment of $1,428,530 representing the fair market value of the shares issues as consideration for the acquisition of the investment in PayNovi was recorded as an equity method investment.

The fair market value of the PWCL shares issued $748,030 is recorded within due to related parties.

During the period from our initial investment in PayNovi on March 30, 2015 through June 30, 2015, we recognized a loss on equity investments of $30,323 reflecting 35% of the net loss incurred by Paynovi during the same period. Therefore the carrying value of our equity method investments in the balance sheet has been reduced to reflect the impact of the loss as outlined below.

AS AT JUNE 30, 2015

Balance as at March 31, 2015	$ 1,428,530
Loss on equity investment in the period	(30,323)
Balance as at June 30, 2015	$ 1,398,208

Note 6 - Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

Effective October 29, 2014:

1)

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

We have accounted for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business and related assets into WRMT. This reverse merger has been accounted for as a reverse capitalization with PWCL’s SPACE technology business, the legally acquired business, being treated as the acquirer of WRMT for accounting and financial reporting purposes. Consequently, the accompanying financial statements reflect the operations of PWCL’s SPACE technology business since Inception (May 2014) and for WRMT from the effective date of the reverse merger on October 29, 2014. The purchase of 7,095,000 shares of WRMT by PWCL has been retroactively presented in the Statement of Changes in Stockholders’ Equity (Deficit) and the footnotes to these financial statements to be effective as of the date of the inception of PWCL’s SPACE technology business.

Recapitalization of WRMT

As at October 29, 2014, 125,000 shares of WRMT’s common stock were owned by shareholders who did not sell their stock to PWCL. Under reverse merger accounting, these shares are accounted for as if they had been issued by the existing PWCL technology business as consideration to acquire control of WRMT.

Unregistered Sales of Equity Securities

On October 29, 2014, the Company sold 8,000,000 shares of its common stock at $0.25 per share for $2 million to its parent company, PWCL.  During the six months ended June 30, 2015, the Company received $2 million in cash due from PWCL for the issuance of 8,000,000 common shares on October 29, 2014. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

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

On March 31, 2015, the Company issued 1,361,000 shares of the Company’s common stock, valued at $680,500 based on the $0.50 per share closing price on March 30, 2015, to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details). The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

SEC Form S-1 Registration Statement:

In May of 2015, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC), in order to register 13,812,850 shares of WRMT’s common stock currently held by PWCL, the Company’s parent company and majority shareholder.  PWCL’s Board approved a share dividend consisting of 13,812,850 of the 15,095,000 common shares PWCL currently holds in WRMT. Shareholders of PWCL will receive one (1) share of WRMT common stock for every six (6) PWCL shares of common stock that they hold as of the record date. The record date shall be defined as the first business day following an effective statement from the SEC in regards to the Form S-1 filing. It is difficult to predict with precision when this effective statement will be obtained, if at all. For more information, please see WRMT’s SEC Form S-1.

Note 7 – Related Party Transactions

On October 29, 2014 the Company issued 8,000,000 shares of the Company’s restricted common stock to our parent company, Power Clouds Inc. (PWCL) in exchange for $2,000,000 payable to the Company. As at December 31, 2014, the proceeds from the sale of the shares had not been received and have been recorded as ‘Subscription Due from Parent Company’ in Stockholders’ Equity (Deficit).

The proceeds have subsequently been received during March 2015.

Over 70% of PWCL is beneficially owned and controlled by Fabio Galdi, our CEO and the Chairman of PWCL.

The Company subleases facilities with World Global Network Corp. (“WGN”) and under its real estate sublease with WGN will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month. In December of 2014, WGN was sold by PWCL to World Capital Holding (FZC), a company beneficially owned and controlled by Fabio Galdi, the Company’s CEO.  In February 2015, WGN changed its name from World Global Group, Inc. to World Global Network Corp.  The terms and conditions of the sublease from WGN to the Company remain in full force and effect. The Company recognized $15,000 and $30,000 of rental expense in respect of this lease during the three and six months ended June 30, 2015, respectively, and owed a total of $40,000 to WGN as at June 30, 2015.

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares.

On March 31, 2015, Power Clouds Inc (“PWCL”), our parent company issued 3,937,005 shares of its common stock to Anch Holdings Ltd., an Irish limited liability company (the “Seller”) pursuant a Common Stock Purchase Agreement (the “SPA”) by and among PWCL, PayNovi Ltd., an Irish limited liability company (the “PayNovi”) and Anch Holdings Ltd., an Irish limited liability company (the “Seller”). Pursuant to the terms of the SPA, the Seller agreed to sell to the Company, and the Company agreed to purchase from the Seller, 350 shares of PayNovi’s common stock, which represents 35% of PayNovi’s total issued and outstanding shares as of the Closing Date, for a Purchase Price consisting of 1,361,000 shares of WRMT’s common stock, which represents 5% of WRMT’s total issued and outstanding shares as of the Closing Date, and 3,937,005 shares of PWCL’s common stock, which represents 5% of PWCL’s total issued and outstanding shares of the Closing Date, being issued to the Seller. The $748,030 reflecting the fair market value of the shares issued by PWCL on March 31, 2015 is included within the due related parties balance of as at June 30, 2015.

Payable to Related Parties

Amounts due to related party as at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Power Clouds Inc. (PWCL) - parent company and majority shareholder	$ 787,031	$ -
World Global Assets Pte Ltd (WGA) – owned by PWCL	388,647	915,388
World Global Network Corp. (WGN) – owned indirectly by our CEO	40,000	10,000
Total due to related parties	$ 1,215,678	$ 925,388

These amounts are due on demand, carry no terms and accrue no interest.

Balance due to Directors and Officers

As at June 30, 2015 and 2014 the Company owed nothing to its directors and officers.

Balance due to PWCL

As at June 30, 2015 and 2014 the Company owed PWCL $787,031 and $0, respectively.

The balance at June 30, 2015 represented the $748,030 fair market value of 3,937,005 shares of PWCL’s common stock issued to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details), and the fair market value of 200,000 shares of PWCL’s common stock issued to Awaysim Limited for services supplied to the Company in the six months ended June 30, 2015. This advance is interest free and repayable on demand.

Balance due to World Global Assets Pte Ltd. (“WGA”)

The balance due of at June 30, 2015 represents the provision by WGA of $2,520,042 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from May 2014 (Inception) to June 30, 2015. We repaid $2,131,395 to WGA during the three months ended June 30, 2015 by paying third party liabilities at the direction of WGA. The outstanding balance is interest free and repayable on demand.

Balance due to World Global Network Corp. (“WGN”)

The balance at June 30, 2015 represented $40,000 payable under a sublease with WGN for our corporate offices at 600 Brickell Ave., Suite 1775, Miami, Florida. Under the terms of the sublease with WGN, the Company will be recharged rent and a cost allocation for the property at a fixed rate of $5,000 per month.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on August 24, 2015 to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements, in the Notes to Financial Statements included this Quarterly Report, we have restated our financial statements for the period from May 2014 (Inception) to December 31, 2014.

The following section highlights significant factors impacting the Operations and Financial Condition of the Company for the three and six month periods ended June 30, 2015 and for the period from May 2014 (inception) to June 30, 2014. The following discussion should be read in conjunction with Part 1, Item 1 “Financial Statements”.

Our Business

Organizational History

We were originally formed in May 2014 as a business division of Power Clouds Inc., (PWCL) to undertake the design, manufacturing and marketing of wearable technology products and services and the provision of Mobile Virtual Network Operator (“MVNO”) wireless services.

On October 29, 2014, Power Clouds, Inc. (PWCL) acquired 7,095,000 of the outstanding common stock of Halton Universal Brands Inc (“HNVB”) that resulted in a change of control of the Company. Commensurate with this transaction, the Company acquired substantially all of the assets and liabilities of the SPACE Wireless business (“SPACE”) from PWCL and as a result, the collective transactions were treated as a reverse merger. Halton Universal Brands, Inc. (“HNVB”) was incorporated under the laws of the State of Nevada on October 22, 2010. Although HNVB is the legal acquirer, for accounting purposes SPACE is the accounting acquirer.

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

We are accounting for this investment under the equity method as we own 35% of PayNovi and we exercise significant influence over the company.

Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying financial statements, while the Company had a working capital surplus of $2,197,378 and stockholders’ equity of $3,595,586 as of June 30, 2015, however, the Company had also incurred a net loss of $1,498,856 and used $1,827,275 cash in operating activities during the six months ended June 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

Our current monthly cash used in operating activities is approximately $300,000 per month. Based on this projected monthly cash burn, we anticipate that our present cash balances may sustain us until early 2016 before additional funding may be required. This anticipation assumes that we do not generate any revenues in the rest of 2015, which would reduce our monthly cash requirements and also that we do not make any further payments to our parent company. Neither of the above items can be determined at this time and there is no assurance therefore that the Company will have sufficient funds to execute its intended business plan.

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

In the event that any new funding required is not realized, the business plan may need to be reduced or curtailed.  There are currently no written agreements that obligate our largest shareholders, PWCL and Mr. Galdi, to continue funding us, nor do we have any agreements with prospective investors.

If we are unable to develop sufficient revenues to sustain our operations or receive funding, we may need to curtail or abandon our operations.

Results of Operations

For the three and six months ended June 30, 2015 compared to the period from May 2014 (inception) to June 30, 2014

	For the Three Months Ended June 30, 2015	For the Period from May 2014 (inception) to June 30, 2014	Percentage Increase / (Decrease)	For the Six Months Ended June 30, 2015	For the Period from May 2014 (inception) to June 30, 2014	Percentage Increase / (Decrease)
Operating costs and expenses	1,074,113	290,987	269%	1,468,533	290,987	404%
Loss from operations	(1,074,113)	(290,987)	269%	(1,468,533)	(290,987)	404%
Loss on equity investments	(30,323)	-	100%	(30,323)	-	100%
Net Loss	$(1,104,436)	$(290,987)	280%	$(1,498,856)	$(290,987)	415%

Operating costs and expenses

Our operating expenses relate to our operating activities with respect to the SPACE Computer business and continuing development of LUMINA glasses.

Sales and general administrative expenses comprise primarily consulting fees incurred in the product literature and pre-launch expenses for the SPACE computer products, management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses. These costs increased by approximately 1,700% in the three months ended June 30, 2015 over the quarter ended March 31, 2015 from $24,377 to $414,992 and $439,299 for the six months ended June 30, 2015.  We incurred no sales and general administrative expenses during the period from May 2014 (inception) to June 30, 2014.This increase reflects an increase in outsourced support costs as we prepare for the formal launch of SPACE Wireless services and also an increase in consultant costs for operational and marketing support for our distributors. We expect our operating expenses to increase in line with sales activities over the second half of the year as products and services are launched throughout the rest of the year. As such, our previous results of operations will not be indicative of our future results of operations.

Research and development costs relate primarily to the costs incurred in developing the SPACE Computer wearable computers, binocular media display glasses, wireless devices and the necessary platforms and wireless connectivity to provide its customers with an all encompassing, out-of-the-box, unique, fully-connected, rich, infotainment experience which are expensed under ASC 730.

In the three months to June 30, 2015 our research and development costs increased by 178% over the quarter ended March 31, 2015, from $370,043 to $659,191 for the three months and $1,029,235 for the six months ended June 30, 2015. By comparison, we incurred research and development expenses of $290,987 during the period from May 2014 (inception) to June 30, 2014. We believe that the research and development expenditure will decline over the remainder of the year as product shipments begin during the second half of 2015. We are nearing completion of the production phase for LUMINA Glasses and have soft launched some wireless services to selected parties in preparation for formal launch later in the year. We have received over 3,000 pre-orders for our LUMINA Glass products in advance of production completion.

Loss on equity investments

During the period from the acquisition of our investment in Paynovi Ltd. on March 30, 2015 through June 30, 2015, we recognized a loss on equity investments of $32,323 relating to our investment in Paynovi Ltd. This represents 35% of the net loss recorded by Paynovi Ltd. in the three months to June 30, 2015. Paynovi has not yet launched its services and has not yet generated any revenues and the loss incurred reflects operating costs in bringing services to market. Paynovi Ltd. is currently integrating services from its supply partners in order to launch services in the 4th quarter of 2015.  We therefore expect to record losses in line with the current quarter for the rest of 2015 until sufficient revenues are generated from Paynovi Ltd. for it to become profitable.

Net Loss

We incurred a net loss of $1,104,436 and $1,498,856 for the three and six months ended June 30, 2015, respectively, and of $290,987 for the period from May 2014 (inception) to June 30, 3014 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	December 31, 2014 (as restated)	Percentage Increase / (Decrease)

Current Assets	$ 3,417,006	$ 340,280	904%
Current Liabilities	1,219,628	926,338	32%
Working Capital Surplus / (Deficit)	$ 2,197,378	$ (586,058)	(475)%

The increase in current assets is primarily due to an increase in cash during the period. The cash increase is due to the receipt of $2 million in equity from our parent company, PWCL, and $3 million in cash from Fabio Galdi, our CEO, less a repayment of $2.1 million related party debt to World Global Assets Pte. Ltd., a sister company, for working capital provided by it from May 2014 (inception) to June 30, 2015. We expect that the cash balance will decrease further in the next quarter to support ongoing research and development and operating expenses in advance of product shipments and MVNO service revenues later in 2015. We have received over 3,000 pre-orders for our LUMINA Glass products in advance of production completion that should support revenue generation in the second half of 2015.

We also increased our deposit payments with suppliers and other prepayments by approximately $361,000 in the six months to June 30, 2015. These deposits and prepayments were made to complete production of the LUMINA glasses and also to prepay airtime with our carrier partners.

Current liabilities increased from $926,338 to $1,219,628 in the six months ending June 30, 2015. This increase was primarily due to an increase in the amounts due to our parent company, PWCL, or its subsidiaries.  The $1,215,628 due to related parties at June 30, 2015 is interest free and repayable on demand. (See Note 6 for more details).

The amounts payable to third party suppliers to the Company is approximately $3,000 as at June 30, 2015.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows used in operating activities	$ (1,827,285)	$ (290,987)
Cash Flows provided by (Used In) Investing Activties	-	-
Cash Flows provided by financing activities	4,542,259	290,987
Net increase (decrease) In cash during period	$ 2,714,974	$ -

Cash Flows from operating activities

The major uses of our operating cash include paying deposits and other prepayments to our suppliers, research and development costs and general operating expenses (marketing, legal and regulatory, professional expenses and office rent).

Our net cash used in operations of $1,827,285 and $290,987 for the six months ended June 30, 2015 and the period from May 2014 (inception) to June 30, 2014, respectively, was primarily the result of our net loss plus changes in our operating assets and liabilities. The change in our operating assets and liabilities related primarily to  an increase in deposits and prepayments to suppliers of $361,752 during the six months ended June 30, 2015.

We expect that cash provided by continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of any future accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not use or generate any cash in investing activities during the six months ended June 30, 2015 or the period from May 2014 (inception) to June 30, 2014..

Net cash provided by financing activities

On October 29, 2014, the Company issued 8,000,000 shares of common stock to PWCL, our parent company, pursuant to a subscription agreement whereby, PWCL agreed to transfer $2 million to the Company in exchange for 8,000,000 shares of the Company’s restricted common stock.  The Company subsequently received the $2,000,000 proceeds on March 23, 2015

On March 25, 2015, the Company sold 12,000,000 shares of the Company’s common stock to Mr. Fabio Galdi, the Company’s Chief Executive Officer, for $3 million or $0.25 per share. Payment has been received for the sale of these shares.

During the six months ended June 30, 2015, our sister company, WGA, paid $1,673,654 in cash to third party vendors on our behalf and we repaid $2,131,395 to WGA, by paying third party liabilities at the direction of WGA. The net balance due to World Global Assets Pte Ltd as of June 30, 2015 was $388,647, which is recorded within the $1,215,678 due to related parties as at June 30, 2015. (See Note 6 above for more details).

During the period from May 2014 (inception) to June 30, 2014 our sister company, World Global Assets Pte Ltd., paid $290,987 in cash to third party vendors on our behalf.

Future Financings

As at June 30, 2015 there were no arrangements in place for any future equity financing.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended June 30, 2015 or the period from May 2014 to June 30, 2014 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were sold during the period from May 2014 (inception) to June 30, 2014.

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

No unregistered shares of common stock were sold during the three months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and six months ended June 30, 2015 or the period from May 2014 (inception) to June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

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

Date: August 25, 2015

WORLD MEDIA & TECHNOLOGY CORP.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	August 25, 2015
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 25, 2015
Alfonso Galdi