Form 10-Q/A
period 2015-03-31
World Media & Technology Corp.
filed 2015-09-11
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 11, 2015
Common Stock, $0.001 par value	28,581,000

 EXPLANATORY NOTE

Restatement of Previously Issued Financial Statements

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

As a result of this change in accounting treatment of the October 29, 2014 transactions, we are also amending and restating our previously filed Form 10Q filing for the first fiscal quarter ending March 31, 2015 to reflect the changes in the balance sheet values as at December 31, 2014  and March 31, 2015 and in the statements of operations, changes in stockholders’ equity (deficit) and cash flows for all periods disclosed prior to October 29, 2014.

There have been no amendments to the operating results or cash flows of the business for the quarter ending March 31, 2015 as originally filed in our Form 10Q filed with the Securities and Exchange Commission on May 20, 2015.

The financial statements in this Quarterly Report that have been affected by the restatement adjustments are the Balance Sheet as of March 31, 2015 and the comparatives for the prior periods including the Balance Sheet as of December 31, 2014, the Statements of Operations, Changes in Stockholders’ Deficit, and Cash Flows and financial statement footnotes as previously reported for the three month period ended March 31, 2014. In addition, the following comparative items of this Report include restated financial data for the prior periods: (i) Part I, Item 1: Financial Statements and Supplementary Data; and (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a more detailed explanation of these matters and resulting restatements, please see Part 1, Item 2 : Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Statements, Item 1: Financial Statements and Supplementary Data – Note 2 to the Financial Statements.

WORLD MEDIA & TECHNOLOGY CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD MEDIA & TECHNOLOGY CORP.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

AS RESTATED

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at March 31, 2015 (as restated unaudited) and December 31, 2014 (as restated)	F-1

Condensed Statements of Operations for the Three Month Periods Ended March 31, 2015 and 2014 (as restated unaudited)	F-2

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the period from May 2014 (inception) to December 31, 2014 (as restated) and the Three Month Period Ended March 31, 2015 (unaudited)

F-3

Condensed Statements of Cash Flows for the Three Month Periods Ended March 31, 2015 and 2014 (as restated unaudited)	F-4

Notes to the Condensed Unaudited Financial Statements (as restated)	F-5

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED BALANCE SHEETS

	March 31, 2015 (unaudited) (As Restated)	December 31, 2014 (audited) (As Restated)

ASSETS
Current assets
Cash and cash equivalents	$ 5,000,999	$ 54
Deposits with suppliers	340,226	340,226
Total current assets	5,341,225	340,280

Equity method investments	1,428,530	-

Total assets	$ 6,769,755	$ 340,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	2,450	950
Payable to related parties	2,067,283	925,388
Total current liabilities	2,069,733	926,338

Total liabilities	2,069,733	926,338

Stockholders' equity (deficit)
Net common stock, $0.001 par value; 75,000,000 shares authorized, 28,581,000 and 15,220,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	28,581	15,220
Additional paid in capital	5,651,973	1,984,834
Subscription due from parent company	-	(2,000,000)
Accumulated surplus (deficit)	(980,532)	(586,112)
Total stockholders' equity (deficit)	4,700,022	(586,058)

Total liabilities and stockholders' equity (deficit)	$ 6,769,755	$ 340,280

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014 (as restated)

Revenue	$ -	$ -

Operating expenses:
Sales and general administrative	24,377	-
Research & development expenses	370,043	-
Net loss from operations	(394,420)	-

Net loss	$ (394,420)	$ -

Weighted average shares outstanding – basic and fully diluted	16,147,837	-

Net loss per share - basic and fully diluted
Net loss per share - basic and fully diluted	$ (0.02)	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(as restated)

			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total

Balance at May 5, 2014, Inception - audited	7,095,000	$ 7,095	$ (7,095)	$ -	$ -	$ -
Recapitalization of WRMT	125,000	125	(71)	-	-	54
Share subscription payable by parent company	8,000,000	8,000	1,992,000	(2,000,000)	-	-
Net operating loss for period	-	-	-	-	(586,112)	(586,112)
Balance at December 31, 2014 (as restated) - audited	15,220,000	$ 15,220	$ 1,984,834	$ (2,000,000)	$ (586,112)	$ (586,058)
Share subscription from parent received	-	-	-	2,000,000	-	2,000,000
Shares issued for cash	12,000,000	12,000	2,988,000	-	-	3,000,000
Shares issued as partial consideration for investment in Paynovi Limited	1,361,000	1,361	679,139	-	-	680,500
Net loss for period	-	-	-	-	(394,420)	(394,420)
Balance at March 31, 2015 (as restated)- unaudited	28,581,000	$ 28,581	$ 5,651,973	$ -	$ (980,532)	$ 4,700,022

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:		(as restated)
Net loss for the period	$ (394,420)	$ -
Changes in assets and liabilities:
Accounts payable & accrued liabilities	1,500	-
Net cash used in operating activities	(392,920)	-

Cash flows from investing activities:	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Advances from related parties	393,865	-
Proceeds from sale of common stock	5,000,000
Net cash provided by financing activities	5,393,865	-

Net increase (decrease) in cash and cash equivalents	5,000,945	-

Cash and cash equivalents, beginning of the period	54	-

Cash and cash equivalents, end of the period	$ 5,000,999	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Investment in Paynovi Ltd.
1,361,000 common shares issued	$ 680,500	$ -
3,937,005 common shares issued by Power Clouds Inc.	748,030	-
	$ 1,428,530	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

WORLD MEDIA & TECHNOLOGY CORP.

(FORMERLY HALTON UNIVERSAL BRANDS INC.)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

(AS RESTATED)

Note 1 – Organization and Operations

World Media & Technology Corp. (the “Company”, “WRMT”, “we” or “our”) was incorporated under the laws of the State of Nevada on October 22, 2010 under the name Halton Universal Brands Inc. (“HNVB”). The Company was originally a brokerage, consulting and marketing firm specializing in brand consulting and new product strategy consulting for emerging brands. The Company focused on natural food products, specialty food products, and mass-market grocery items that were manufactured in North America and sought new market penetration in Eastern Europe. It offered services that fell into three major categories: strategic management consulting, sales brokerage, and marketing. Its main areas of focus were serving manufacturers and distributors in the grocery, specialty food, and health supplement channels.

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

In the Original Form-10Q Filing, we accounted for the October 29, 2014 transactions, respectively, as a change of control and management of WRMT, a discontinuance of the existing brokerage and brand consultancy business of WRMT and an acquisition of the SPACE technology business and related assets from PWCL for loan consideration of $557,898.

In the restated Form 10Q/A, we have accounted for the October 29, 2014 transactions as a reverse merger of PWCL’s SPACE technology business and related assets into WRMT. This reverse merger has been accounted for as a reverse capitalization with PWCL’s SPACE technology business, the legally acquired business, being treated as the acquirer of WRMT for accounting and financial reporting purposes. Consequently, the accompanying financial statements reflect the operations of PWCL’s SPACE technology business since Inception (May 2014) and for WRMT from the effective date of the reverse merger on October 29, 2014. The purchase of 7,095,000 shares of WRMT by PWCL has been retroactively presented in the Statement of Changes in Stockholders’ Equity (Deficit) and the footnotes to these financial statements to be effective as of the date of the inception of PWCL’s SPACE technology business.

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

Note 2 – Restatement of Previously Issued Financial Statements

In our Form 10-K/A (“Form 10-K/A”) filed with the Securities and Exchange Commission on August 18, 2015, we restated our previously issued the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015.

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

As a result we are also amending our previously filed Form 10Q filing for the first fiscal quarter ending March 31, 2015 to reflect the changes in the balance sheet values as at March 31, 2015 and December 31, 2014 and in the statement of operations, changes in shareholders’ equity (deficit) and cash flows for the three months ended March 31, 2014.

There have been no amendments to the operating results and cash flows of the business for the Quarter ending March 31, 2015 as originally filed in our Form 10Q filed with the Securities and Exchange Commission on May 20, 2015.

The financial statements in this Quarterly Report that have been affected by the restatement adjustments are the Balance Sheet as of March 31, 2015 and the comparatives for the prior periods including the Balance Sheet as of December 31, 2014, the Statements of Operations, Changes in Stockholders’ Deficit, and Cash Flows and financial statement footnotes as previously reported for the three month period ended March 31, 2014. In addition, the following comparative items of this Report include restated financial data for the prior periods: (i) Part I, Item 1: Financial Statements and Supplementary Data; and (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued  Financial Statements, Item 8: Financial Statements and Supplementary Data – Note 2 to the  Financial Statements.

The aggregate impacts of the change in accounting treatment of this transaction as of and for the period from May 5, 2014 (Inception) to December 31, 2014 were as follows:

For the Year ended	Restatement Adjustments to Previously Reported Balance Sheet - Increase/(Decrease)
Additional paid in capital	$ 373,958
Accumulated surplus (deficit)	(373,958)

The effect of the restatement on previously issued financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is set forth in this footnote.

Comparison of restated financial statements to financial statements as previously reported

The following tables compares our previously reported Balance Sheet as of March 31, 2015 and the previously reported Statements of Operations, Changes in Stockholders’ Equity (Deficit) and Cash Flows for the three month periods ended March 31, 2015 and 2014 to the corresponding financial statements for those periods as restated.

WORLD MEDIA AND TECHNOLOGY CORP.

BALANCE SHEET

	March 31, 2015 (unaudited)
	As Previously Reported In The Original Filing	Restatement Adjustments	As Restated in this Annual Report on Form-10 Q/A
ASSETS

Current assets
Total cash and cash equivalents	$ 5,000,999	$ -	$ 5,000,999
Prepayments	340,226	-	340,226

Current assets	5,341,225	-	5,341,225

Equity method investments	1,428,530	-	1,428,530

Total assets	$ 6,769,755	$ -	$ 6,769,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 2,450	$ -	$ 2,450
Payable to related parties	2,067,283	-	2,067,283

Total liabilities	2,069,733	-	2,069,733

Stockholders' equity (deficit)
Net common stock, $0.001 par value; 75,000,000 shares authorized, 28,581,000 shares issued and outstanding as of March 31, 2015.	28,581	-	28,581
Additional paid in capital	5,278,375	373,598	5,651,973
Accumulated earnings (deficit)	(606,934)	(373,598)	(980,532)
Total stockholders' equity (deficit)	4,700,022	-	4,700,022

Total liabilities and stockholders' equity (deficit)	$ 6,769,755	$ -	$ 6,769,755

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENT OF OPERATIONS

	For the Three months ended March 31, 2015 (unaudited)			For the Three months ended March 31, 2014 (unaudited)
	As Previously Reported in the Original Filing	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q/A	As Previously Reported in the Original Filing	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q/A

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Sales and general administrative	24,377	-	24,377	-	-	-
Research & development expenses	370,043	-	370,043	-	-	-
Total operating expenses	(394,420)	-	(394,420)	-	-	-

Net loss from continuing operations	(394,420)	-	(394,420)

Loss from discontinued operations (including $0 from gain on disposal)	-	-	-	(12,020)	12,020	-

Net loss	$ (394,420)	$ -	$ (394,420)	$ (12,020)	$ 12,020	$ -

Weighted average shares outstanding	16,147,837	-	16,147,837	4,332,164	(4,332,164)	-
Net loss per share - Basic and fully diluted
From continuing operations	-	-	-	-	-	-
From discontinued operations	-	-	-	($0.00)*	$0.00	-
Net loss per share - Basic and fully diluted	($0.02)	-	($0.02)	($0.00)*	$0.00	-

*Denotes a loss less than ($0.01) per share

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As Previously Reported in the Original Filing for the Quarter ended March 31, 2015			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total

Balance at December 31, 2013 audited	4,000,000	$ 4,000	$ 12,080	$ -	$ (38,914)	$ (22,834)
Common stock issued in February and March 2014 for cash at $0.01 per share	3,220,000	3,220	28,980	-	-	32,200
Share subscription payable by parent on acquisition	8,000,000	8,000	1,992,000	-	-	2,000,000
Share subscription due from parent	-	-	-	(2,000,000)	-	(2,000,000)
Forgiveness of amounts due to related parties October 29, 2014	-	-	32,848	-	-	32,848
Historic costs incurred in developing SPACE technology acquired	-	-	(454,672)	-	-	(454,672)
Net operating loss for the year	-	-	-	-	(173,600)	(173,600)
Balance at December 31, 2014 - audited	15,220,000	15,220	1,611,236	(2,000,000)	(212,514)	$ (586,058)
Share subscription due from parent received	-	-	-	2,000,000	-	2,000,000
Shares issued for cash	12,000,000	12,000	2,988,000	-	-	3,000,000
Shares issued as partial consideration for investment in Paynovi Limited	1,361,000	1,361	679,139	-	-	680,500
Net loss for period	-	-	-	-	(394,420)	(394,420)
Balance at March 31, 2015 - unaudited	28,581,000	$ 28,581	$ 5,278,375	$ -	$ (606,934)	$ 4,700,022

As Restated in this Quarterly Report on Form 10-Q/A

			Additional	Subscription	Accumulated
	Common stock issued		paid-in	due from	Surplus
	Shares	Amount	Capital	Parent	(Deficit)	Total

Balance at May 5, 2014, Inception	7,095,000	$ 7,095	$ (7,095)	$ -	$ -	$ -
Recapitalization of WRMT	125,000	125	(71)	-	-	54
Share subscription payable by parent	8,000,000	8,000	1,992,000	(2,000,000)		-
Net operating loss for period	-	-	-	-	(586,112)	(586,112)
Balance at December 31, 2014 (as restated)	15,220,000	$ 15,220	$ 1,984,834	$ (2,000,000)	$ (586,112)	$ (586,058)
Share subscription from parent received	-	-	-	2,000,000	-	2,000,000
Shares issued for cash	12,000,000	12,000	2,988,000	-	-	3,000,000
Shares issued as partial consideration for investment in Paynovi Limited	1,361,000	1,361	679,139	-	-	680,500
Net loss for period	-	-	-	-	(394,420)	(394,420)
Balance at March 31, 2015 – as restated - unaudited	28,581,000	$ 28,581	$ 5,651,973	$ -	$ (980,532)	$ 4,700,022

WORLD MEDIA AND TECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

	For the Three months ended March 31, 2015 (unaudited)			For the Three months ended March 31, 2014 (unaudited)
	As Previously Reported in the Original Filing	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q/A	As Previously Reported in the Original Filing	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q/A

Cash Flows from Operating Activities:
Net loss for the period	$ (394,420)	$ -	$ (394,420)	$ -	$ -	$ -
Loss from discontinued operations	-	-	-	(12,020)	12,020	-
Changes in assets and liabilities, net of acquisition and disposals:
Accounts payable & accrued liabilities	1,500	-	1,500	-	-	-
Net cash used in operating activities - continuing operations	(392,920)	-	(392,920)	-	-	-
Net cash used in operating activities - discontinued operations	-	-	-	(7,580)	7,580	-
Net cash used in operating activities	(392,920)	-	(392,920)	(7,580)	7,580	-

Cash Flows from Investing Activities:	-	-	-	-	-	-
Net cash provided by (used in) investing activities	-	-	-	-	-	-

Cash Flows From Financing Activities:
Advances from related parties	393,865	-	393,865	-	-	-
Proceeds from sale of common stock	5,000,000	-	5,000,000	-	-	-
Net cash provided by financing activities - discontinued operations	-	-	-	32,200	(32,200)	-
Net cash providied by financing activities	5,393,865	-	5,393,865	32,200	(32,200)	-

Net increase (decrease) in cash and cash equivalents	5,000,945	-	5,000,945	24,620	(24,620)	-

Cash and cash equivalents, beginning of the period	54	-	54	3,206	(3,206)	-

Cash and cash equivalents, end of the period	$ 5,000,999	$ -	$ 5,000,999	$ 27,826	$ (27,826)	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investment in Paynovi Ltd:
1,361,000 common shares issued	$ 680,500	$ -	$ 680,500	$ -	$ -	$ -
3,937,005 common shares issued by Power Clouds Inc.	748,030	$ -	748,030	$ -	$ -	$ -
	$ 1,428,530	$ -	$ 1,428,530	$ -	$ -	$ -

Note 3- Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Condensed Unaudited Interim Financial Statements

The accompanying condensed unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed unaudited interim  financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission and declared effective on August 18, 2015.

Development Stage Company

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. Consequently this additional disclosure has not been presented in these financial statements.

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

During the period from inception of the SPACE wearable technology and Lumina glasses business in May 2014 through to March 31, 2015, a total of $892,431 has been incurred in research and development costs.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2015 and December 31, 2014.

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

There were no potentially dilutive shares issued or outstanding during the three months ended March 31, 2015.

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

Note 4 – Acquisition of Halton Universal Brands Inc. (HNVB)

During the year ended December 31, 2014, we acquired Halton Universal Brands, Inc. (“HNVB”) through a reverse merger and ceased the HNVB business commensurate with the Close. Through the acquisition of HNVB, we acquired $54 in fair value of net assets.

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

Note 6 – Stockholders’ Equity (Deficit)

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

Unregistered Sales of Equity Securities

On October 29, 2014, the Company sold 8,000,000 shares of its common stock at $0.25 per share for $2 million to its parent company, PWCL.  During the three months ended March 31, 2015, on March 23, 2015, the Company received $2 million in cash due from PWCL for the issuance of 8,000,000 common shares on October 29, 2014. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

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

Payable to Related Parties

Amounts due to related party as at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015 (unaudited)	December 31, 2014
Power Clouds Inc. (PWCL) - parent and majority shareholder	$ 748,030	$ -
World Global Assets pte Ltd (WGA) – owned by PWCL	1,294,253	915,388
World Global Group Inc. (WGG) – owned indirectly by our CEO	25,000	10,000
Total due to related parties	$ 2,067,283	$ 925,388

These amounts are due on demand, carry no terms and accrue no interest.

Balance due to Directors and Officers

As at March 31, 2015 and March 31, 2014 the Company owed nothing to its directors and officers.

Balance due to PWCL

As at March 31, 2015 and 2014 the Company owed PWCL $748,030 and $0 respectively.

The balance at March 31, 2015 represented the fair market value of 3,937,005 shares of PWCL’s common stock issued to Anch Holdings, Ltd. as partial consideration for a 35% equity ownership interest in PayNovi (See Note 4 above for more details).

Balance due to World Global Assets Pte Ltd. (‘WGA”)

The balance due of at March 31, 2015 represents the provision by WGA of $1,294,253 working capital in payment of the Company’s operating expenses and deposits with suppliers in the period from May 2014 (Inception) to March 31, 2015.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Summary of Significant Accounting Policies - Restatement of Previously Issued Financial Statements, in the Notes to Financial Statements included this Quarterly Report, we have restated our financial statements as of March 31, 2015, December 31, 2015 and the three month periods ended March 31, 2015 and 2014.

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

We have accounted for the October 29, 2014 transactions as a deemed reverse merger of PWCL’s SPACE technology business into WRMT and treating WRMT as a shell company prior to its reverse merger with PWCL’s SPACE technology, notwithstanding the fact that no shares of WRMT were issued for the acquisition of the PWCL’s SPACE technology business and that WRMT had an active brokerage and brand consulting business prior to the October 29, 2014 transactions.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying financial statements, while the Company had a working capital surplus of $2,197,378 and stockholders’ equity of $4,700,022, the Company had also incurred a net loss of $394,420 and used $394,420 cash in operating activities during the three months ended March 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

For the three months ended March 31, 2015

March 31, 2015 (unaudited)
Operating expenses	$ 394,420
Loss from operations	(394,420)

Net Loss	$ (394,920)

Operating costs and expenses

Our operating expenses for the three months ended March 31, 2015 relate to our operating activities with respect to the SPACE Computer business.

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

No costs and expenses were incurred in three months ended March 31, 2014, as the MVNO division of PWDL did not commence operations until May 2014.

Net Loss

We incurred a net loss of $394,420 for the three months ended March 31, 2015 due to the factors discussed above.

We recognized no losses during the three months ended March 31, 2014, as the MVNO division of PWDL did not commence operations until May 2014.

Liquidity and Capital Resources

Working Capital

			Percentage
	March 31, 2015 (unaudited)	December 31, 2014 (as restated)	Increase / (Decrease)

Current Assets	$ 5,341,225	$ 340,280	1,470%
Current Liabilities	2,069,734	926,338	123%
Working Capital (Deficit)	$ 3,271,491	$ (586,058)	658%

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

For the Three Months Ended March 31,
2015
Cash flows from (used in) operations	$ (392,920)
Cash flows from (used in) investing activities	-
Cash flows provided by financing activities	5,393,865
Net increase (decrease) in cash during period	$ 5,000,945

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

Cash Flows from Investing Activities

We did not use any cash for investing activities for operations during the three months ended March 31, 2015.

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

During the quarter ended March 31, 2015, our sister company, WGA , paid $393,864 in cash to third party vendors on our behalf. This amount was still outstanding as at March 31, 2105 and is recorded within the $2,067,284 due to related parties as at March 31, 2015 (See Note 6 above for more details).

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended March 31, 2015 and currently we are not involved in any pending litigation or legal proceeding.

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

No senior securities were issued and outstanding during the three months ended March 31, 2015.

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

Date: September 11, 2015

WORLD MEDIA & TECHNOLOGY CORP.

By:	/s/ Fabio Galdi
Fabio Galdi
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer, Secretary and Director	September 11, 2015
Fabio Galdi
/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	September 11, 2015
Alfonso Galdi