Form 10-Q/A
period 2015-09-30
World Media & Technology Corp.
filed 2016-03-14
CIK 1568693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission on March 11, 2016 (the "Original Form 10-Q"), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K. No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

WORLD MEDIA & TECHNOLOGY CORP.

Date: March 14, 2016	By:	/s/ Fabio Galdi
Name: Fabio Galdi
Title: President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of World Media & Technology Corp. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Fabio Galdi	President, C.E.O., Principal Executive Officer,	March 14, 2016
Fabio Galdi	Secretary and Director

/s/ Alfonso Galdi	Treasurer, C.F.O., Principal Accounting Officer,	March 14, 2016
Alfonso Galdi	Principal Financial Officer and Director

